Form 10-Q
period 1996-03-31
MAFCO WORLDWIDE CORP
filed 1996-05-14
CIK 61113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, D.C.  20549

                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to  _________

Commission File Number  33-48904

                            MAFCO WORLDWIDE CORPORATION
- -------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

             DELAWARE                                       13-3607202
- -------------------------------------------------------------------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

THIRD STREET AND JEFFERSON AVENUE, CAMDEN, N.J.                 08104
- -------------------------------------------------------------------------------
  (Address of principal executive offices)                    (Zip Code)

                                     609-964-8840
- -------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
                             (Registrant's former address)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. ____ Yes X No

                 Indicate the number of shares outstanding of each of the
                          issuer's classes of common stock as of
                               the latest practicable date.

           Class                            Outstanding at May 13, 1996
- --------------------------------            ---------------------------
   Common Stock, $1.00 par                              1,000


                As of May 13, 1996, all of the Registrant's outstanding common stock was indirectly held by Mafco Consolidated Group, Inc.

                                  MAFCO WORLDWIDE CORPORATION

                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS)
                                          (UNAUDITED)



                                                      THREE MONTH PERIOD ENDED
                                                 -----------------------------------
                                                   MARCH 31,             APRIL 2,
                                                     1996                  1995
                                                 -------------           --------
NET SALES.......................................    $26,006               $26,913
Cost of sales...................................     15,052                16,049
                                                    -------               -------

GROSS PROFIT....................................     10,954                10,864
Selling, general and administrative expenses....      2,350                 2,150
                                                    -------               -------

OPERATING INCOME................................      8,604                 8,714

Non operating expenses (income):
    Interest expense, net........................     3,133                 3,418
    Amortization of deferred charges and bank fees      277                   280
    Other, net...................................       (81)                  118
                                                    -------               -------

EARNINGS BEFORE INCOME TAXES.....................     5,275                 4,898
Provision for income taxes.......................     2,075                 1,903
                                                    -------               -------

NET EARNINGS.....................................   $ 3,200               $ 2,995
                                                    =======               =======


        See Notes to Unaudited Condensed Consolidated Financial Statements.

                                  MAFCO WORLDWIDE CORPORATION

                             CONDENSED CONSOLIDATED BALANCE SHEETS
                               (IN THOUSANDS, EXCEPT SHARE DATA)
                                         (Unaudited)


                                                          MARCH 31,          DECEMBER 31,
                                                            1996                 1995
                                                         -----------        --------------
                                        ASSETS
CURRENT ASSETS:
   Cash and cash equivalents...........................   $  7,447             $  8,542
   Notes and trade receivables, net....................     12,790               10,403
   Inventories ........................................     45,167               45,472
   Other...............................................      3,290                3,451
                                                           -------             --------

      Total current assets.............................     68,694               67,868

Property, plant and equipment, net......................    10,493               10,619
Deferred debt issuance costs............................     4,020                4,236
Intangible assets related to business acquired, net.....     1,385                1,396
Deferred tax and other assets...........................     1,181                1,184
                                                          --------             --------

TOTAL ASSETS............................................  $ 85,773             $ 85,303
                                                          ========             ========

                           LIABILITIES & STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Current portion of long-term debt....................  $  6,200             $ 10,232
   Foreign borrowings...................................       313                  728
   Accounts payable.....................................     5,037                5,625
   Accrued interest.....................................     3,987                1,285
   Accrued compensation and benefits....................     1,868                2,376
   Other accrued expenses...............................     1,992                1,177
                                                          --------             --------

      Total current liabilities.........................    19,397               21,423

Long-term debt..........................................   106,590              108,078
Other liabilities.......................................     4,220                3,144

TOTAL LIABILITIES.......................................   130,207              132,645

STOCKHOLDER'S DEFICIT:
   Common stock, par value $1.00 per share, 1,000 shares
      authorized, issued and outstanding................         1                    1
   Accumulated deficit..................................   (46,020)             (49,220)
   Currency translation adjustment......................     1,585                1,877
                                                         ---------             --------

TOTAL STOCKHOLDER'S DEFICIT.............................   (44,434)             (47,342)
                                                           -------             --------

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT.............  $ 85,773             $ 85,303
                                                          ========             ========


        See Notes to Unaudited Condensed Consolidated Financial Statements.

                                  MAFCO WORLDWIDE CORPORATION

                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)
                                          (UNAUDITED)


                                                                               THREE MONTH PERIOD ENDED
                                                                         -----------------------------------
                                                                            MARCH 31,              APRIL 2,
                                                                              1996                   1995
                                                                            ---------              --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings............................................................     $ 3,200                $ 2,995
   Adjustments to reconcile net earnings to net cash flows from operating activities:
      Depreciation and amortization.....................................         737                    695
      Earnings of affiliates higher than distributions..................                               (175)
      Changes in assets and liabilities:
         Increase in trade receivables..................................      (1,393)                (4,094)
         Decrease in inventories........................................          79                  2,994
         Decrease in accounts payable...................................        (556)                (1,412)
         Increase in accrued interest...................................       2,719                  2,694
         Other, net.....................................................         527                  1,054
                                                                             -------                -------
                                                                               2,113                  1,756

Net cash flows from operating activities................................       5,313                  4,751
                                                                             -------                -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures....................................................        (447)                  (479)
                                                                             -------               --------

Net cash flows from investing activities................................        (447)                  (479)
                                                                             -------               --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings................................................       (5,921)                (1,263)
                                                                             -------                -------

Net cash flows from financing activities...............................       (5,921)                (1,263)

EFFECT OF EXCHANGE RATE CHANGES ON CASH................................          (40)                    97
                                                                             -------                -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...................       (1,095)                 3,106
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.......................        8,542                  7,623
                                                                             -------                -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................      $ 7,447                $10,729
                                                                             =======                =======

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid..........................................................      $   530                $   816
   Income taxes paid, net of refunds...................................      $ 1,157                $ 1,320



        See Notes to Unaudited Condensed Consolidated Financial Statements.

                                  MAFCO WORLDWIDE CORPORATION

                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (IN THOUSANDS)
                                          (UNAUDITED)

1. BACKGROUND AND BASIS OF PRESENTATION

   Mafco Worldwide Corporation, a Delaware corporation, (the "Company"), was formed in 1991. The Company is an indirect wholly-owned subsidiary of Mafco Consolidated Group Inc.
("Mafco").

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for a full year.

2. INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following:


                                              MARCH 31,          DECEMBER 31,
                                                1996                 1995
                                              ---------          ------------
  Raw materials and supplies                   $31,512              $32,820
  Work-in-process                                  565                  296
  Finished goods                                13,090               12,356
                                               -------              -------
                                               $45,167              $45,472
                                               =======              =======

3. INCOME TAXES

   The Company is included in the consolidated federal income tax return of Mafco. For all periods presented federal and state income taxes are provided as if the Company filed its own income tax returns.


4. OFFER TO PURCHASE AND CONSENT SOLICITATION

    On April 17, 1996, C&F Holding Corp. ("C&F"), a subsidiary of MC Group,
(i) offered to purchase for cash, upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated April 17, 1996, all of the outstanding 11 7/8% Senior Subordinated Notes due 2002 of the Company at a cash price equal to 108.5% of the principal amount of $85,000, plus accrued and unpaid interest to, but not including, the date of payment and (ii) solicited consents to amend the indenture related to the Notes. The offer and solicitation expire on May 15, 1996 unless extended. If the offer is consummated, the Company will incur an extraordinary charge related to the redemption premium, discount and the amortized debt issuance costs related to the retired debt. The offer is conditioned upon, among other things, C&F securing the financing to fund the purchase of notes pursuant to the offer.

                                  MAFCO WORLDWIDE CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

   The Company's revenues are principally derived from sales of licorice extract to the tobacco and confectionery industries for use as a flavoring ingredient. Sales are recorded when shipments are made to customers.

Three month period ended March 31, 1996 compared with the three month period ended April 2, 1995

   Net sales in 1996 and 1995 were $26.0 million and $26.9 million, respectively, a decrease of $0.9 million or 3.4%. U.S. sales decreased by $1.1 million and foreign sales (including export sales) increased by $0.2 million. The decrease in U.S. sales was due to lower shipment volume. The increase in foreign sales was due to higher average selling prices of $0.4 million partially offset by lower volume of $0.2 million.

   Cost of sales was $15.1 million and $16.0 million in 1996 and 1995, respectively, a decrease of $0.9 million or 6.2%. The decrease in cost of sales was primarily due to the decrease in sales volume. As a percentage of net sales, cost of sales decreased to 57.9% in 1996 from 59.6% in 1995 primarily due to lower material costs.

   Selling, general and administrative ("SG&A") expenses were $2.4 million and $2.2 million in 1996 and 1995, respectively. The increase of $0.2 million was a result of higher compensation and health and welfare costs. As a percentage of net sales, SG&A expenses increased to 9.0% in 1996 from 8.0% in 1995 due to the higher costs on lower sales for the 1996 quarter.

   Interest expense, net, was $3.1 million in 1996 and $3.4 million in 1995. The decrease of $0.3 million was due to lower average debt outstanding in 1996 as compared to 1995.

   The provision for income taxes as a percentage of earnings before income taxes was 39.3% in 1996 and 38.9% in 1995.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's net cash flows from operating activities were $5.3 million and $4.8 million for the three month periods ended March 31, 1996 and April 2, 1995, respectively. The increase of $0.5 million from 1995 to 1996 was primarily due to the timing of shipments to customers, payment of sales invoices by customers and inventory purchases and deliveries. The Company's working capital requirements, especially for accounts receivables and inventory are affected by customer demand, by current and prospective supplies of raw materials and raw material prices. Although the Company's inventories have fluctuated in the past several years, the current inventory of $45.2 million is at the level where the Company feels comfortable to meet ongoing customer requirements. Management expects that inventory levels may continue to fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at the lowest possible cost while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers and insure a continuous supply of raw materials.

                                  MAFCO WORLDWIDE CORPORATION

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                    AND RESULTS OF OPERATIONS

   Capital expenditures for the three month periods ended March 31, 1996 and April 2, 1995 were $0.4 million and $0.5 million, respectively. While the Company has not made any material commitments for capital expenditures, they are expected to be approximately $1.8 million for the remaining nine months of 1996.

   Under the Senior Credit, the Company may borrow up to $25.0 million under a revolving credit facility. At March 31, 1996 approximately $2.9 million of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $22.1 million under the Company's revolving credit facility will be sufficient to meet the Company's working capital, capital expenditure and debt service needs for the foreseeable future.

    On April 17, 1996, C&F (i) offered to purchase for cash, upon the terms and subject to the conditions set forth in the Offer to Purchase and Consent Solicitation Statement dated April 17, 1996, all of the outstanding 11 7/8% Senior Subordinated Notes due 2002 of the Company at a cash price equal to 108.5% of the principal amount of $85.0 million plus accrued and unpaid interest to, but not including, the date of payment and (ii) solicited consents to amend the indenture related to the notes. The offer and solicitation expire on May
15, 1996 unless extended. If the offer is consummated, the Company will incur an extraordinary charge related to the redemption premium, discount and the amortized debt issuance costs related to the retired debt. The offer is conditioned upon, among other things, C&F securing the financing to fund the purchase of notes pursuant to the offer.




                                  PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits
         10.1 The Tobacco Products Group Performance Plan (incorporated by reference to Exhibit 10.5 of the Mafco Consolidated Group Inc. Form 10-Q for the quarter ended March 31, 1996)

          27*  Financial Data Schedule


- ---------------
*Filed herein

   (b)   Reports on Form 8-K
         There were no reports filed on Form 8-K during the period covered by this report.

                                  MAFCO WORLDWIDE CORPORATION

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MAFCO WORLDWIDE CORPORATION
                                               (Registrant)
Date: May 13, 1996                           By: /s/ Stephen G. Taub
                                                 -----------------------------

                                                 Stephen G. Taub
                                                 President and Chief Operating
                                                 Officer

Date: May 13, 1996                           By: /s/ Peter W. Grace
                                                 -----------------------------
                                                 Peter W. Grace
                                                 Chief Financial Officer