Form 10-Q
period 1996-06-30
MAFCO WORLDWIDE CORP
filed 1996-08-14
CIK 61113

Registration File No. 33-48904




               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------

Commission File Number  33-48904

                          MAFCO WORLDWIDE CORPORATION
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               DELAWARE                                   13-3607202
- ---------------------------------------         -----------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

   THIRD STREET AND JEFFERSON AVENUE, CAMDEN, N.J.           08104
- -----------------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)


                                 609-964-8840
- -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- -----------------------------------------------------------------------------
                        (Registrant's former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [ ] No [X]

           Indicate the number of shares outstanding of each of the
                    issuer's classes of common stock as of
                         the latest practicable date.

          Class                                Outstanding at August 9,1996
  -----------------------                      ----------------------------
  Common Stock, $1.00 par                                1,000


       As of August 9, 1996, all of the Registrant's outstanding common stock was indirectly held by Mafco Consolidated Group, Inc.

                          MAFCO WORLDWIDE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                               THREE MONTH PERIODS ENDED   SIX MONTH PERIODS ENDED
                                                               -------------------------   -----------------------
                                                                JUNE 30,      JULY 2,       JUNE 30,      JULY 2,
                                                                 1996          1995          1996          1995
                                                               ---------     ---------     ---------     ---------

NET SALES...............................................        $26,659       $28,377       $52,665       $55,290
Cost of sales...........................................         14,319        16,510        29,371        32,559
                                                                -------       -------       -------       -------

GROSS PROFIT............................................         12,340        11,867        23,294        22,731
Selling, general and administrative expenses............          2,533         2,315         4,883         4,465
                                                                -------      --------       -------       -------

OPERATING INCOME........................................          9,807         9,552        18,411        18,266

Non operating expenses (income):
    Interest expense, net...............................          3,005         3,275         6,138         6,693
    Amortization of deferred charges and bank fees                  287           272           564           552
    Other, net..........................................            (74)          (11)         (155)          107
                                                               --------       ---------      -------      -------

EARNINGS BEFORE INCOME TAXES............................          6,589         6,016        11,864        10,914
Provision for income taxes..............................          2,557         2,333         4,632         4,236
                                                                -------       -------       -------      --------

NET EARNINGS............................................        $ 4,032       $ 3,683       $ 7,232       $ 6,678
                                                                =======       =======       =======       =======


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                          MAFCO WORLDWIDE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                                            JUNE 30,   DECEMBER 31,
                                                                                              1996         1995
                                                                                           ----------  ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents........................................................      $  2,539      $  8,542
    Trade accounts receivable, net...................................................        13,077        10,403
    Inventories   ...................................................................        42,818        45,472
    Deferred income taxes............................................................         1,506         1,722
    Other current assets.............................................................         1,241         1,729
                                                                                           ----------  ------------
         Total current assets........................................................        61,181        67,868

Property, Plant and Equipment, Net...................................................        10,426        10,619

Deferred Debt Issuance Costs.........................................................         3,797         4,236
Deferred Income Taxes................................................................           838         1,026
Goodwill and Other Assets............................................................         1,547         1,554
                                                                                           ----------  ------------

TOTAL ASSETS.........................................................................      $ 77,789      $ 85,303
                                                                                           ==========  ============

                      LIABILITIES & STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
    Current portion of long-term debt................................................      $  6,200      $ 10,232
    Short term borrowings............................................................         1,080           728
    Trade accounts payable...........................................................         4,254         5,625
    Accrued liabilities..............................................................         5,889         4,838
                                                                                           ----------  ------------
         Total current liabilities...................................................        17,423        21,423

Long-Term Debt.......................................................................       104,902       108,078

Pension Plan Liabilities.............................................................         1,723         1,929
Deferred Income Taxes and Other Liabilities..........................................         1,409         1,215
                                                                                           ----------  ------------

TOTAL LIABILITIES....................................................................       125,457       132,645
STOCKHOLDER'S DEFICIT:
    Common stock, par value $1.00 per share, 1,000 shares authorized,
         issued and outstanding......................................................             1             1
    Paid-in-capital..................................................................
    Accumulated deficit..............................................................       (49,008)      (49,220)
    Currency translation adjustment..................................................         1,339         1,877
                                                                                           ----------  ------------

TOTAL STOCKHOLDER'S DEFICIT..........................................................       (47,668)      (47,342)
                                                                                           ----------  ------------

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT............................................      $ 77,789      $ 85,303
                                                                                           ==========  ============


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                          MAFCO WORLDWIDE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                       SIX MONTH PERIODS ENDED
                                                                                      -------------------------
                                                                                        JUNE 30,      JULY 2,
                                                                                          1996         1995
                                                                                      ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings................................................................            $ 7,232      $  6,678
                                                                                      ------------  -----------

Adjustments to reconcile net earnings to net cash flows from operating activities:
    Depreciation and amortization...........................................              1,480         1,403
    Earnings of affiliates lower than distributions.........................                              694
    Changes in assets and liabilities:
       Increase in notes and trade receivables..............................             (2,787)       (4,150)
       Decrease in inventories..............................................              2,266         2,984
       Decrease in accounts payable.........................................             (1,315)       (1,177)
       Increase in accrued liabilities......................................              1,089           300
       Other, net...........................................................                899           198
                                                                                      ------------  -----------
                                                                                          1,632           252
                                                                                      ------------  -----------
Net cash flows from operating activities....................................              8,864         6,930
                                                                                      ------------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................................                (937)         (960)
Proceeds from sale of joint venture........................................                                20
                                                                                      ------------  -----------

Net cash flows from investing activities...................................                (937)         (940)
                                                                                      ------------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................................              1,000           843
Repayment of borrowings.....................................................             (7,840)       (2,726)
Dividend paid...............................................................             (7,020)       (9,000)
                                                                                      ------------  -----------

Net cash flows from financing activities....................................            (13,860)      (10,883)

EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................................                (70)           57
                                                                                      ------------  -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS...................................             (6,003)       (4,836)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................              8,542         7,623
                                                                                      ------------  -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................            $ 2,539      $  2,787
                                                                                      ============  ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid...............................................................            $ 6,339      $  7,573
Income taxes paid, net of refunds...........................................              3,588         4,213


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                          MAFCO WORLDWIDE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)


1.       BACKGROUND AND BASIS OF PRESENTATION

         Mafco Worldwide Corporation (the "Company"), a Delaware corporation was formed in 1991. Prior to June 15, 1995 the Company was an indirect wholly owned subsidiary of Mafco Holdings Inc. ("Holdings"). On June 15, 1995, Holdings and Mafco Consolidated Group Inc. ("Mafco") formerly known as Abex Inc., consummated an agreement and plan of merger (the "Mafco Merger Agreement") which was entered into on January 6, 1995. The Mafco Merger Agreement provided for, among other things, the merger of Mafco and C & F Merger Inc., a subsidiary of Holdings and the indirect parent of the Company and Consolidated Cigar Corporation. As a result of the merger, the Company became an indirect wholly-owned subsidiary of Mafco.

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

2.       INVENTORIES

         Inventories are valued at the lower of cost or market and consist of the following:


                                             JUNE 30,        DECEMBER 31,
                                               1996              1995
                                             --------         ----------
         Raw materials                       $ 29,424          $ 32,820
         Work-in-progress                         751               296
         Finished goods                        12,643            12,356
                                             --------         ----------
                                             $ 42,818          $ 45,472
                                             ========         ==========


3.       TENDER OFFER

         On April 17, 1996, C&F Holdings Corp., a subsidiary of Mafco, offered to purchase for cash, all of the outstanding 11 7/8% Senior Subordinated Notes of the Company (the "11 7/8% Notes"). The offer expired on May 15, 1996 and none of the 11 7/8% Notes were purchased.

                          MAFCO WORLDWIDE CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

         The Company's revenues are principally derived from sales of licorice extract to the tobacco and confectionery industries for use as a flavoring ingredient. Sales are recorded when shipment is made to customers.

Three month period ended June 30, 1996 compared with the three month period ended July 2, 1995

         Net sales in 1996 and 1995 were $26.7 million and $28.4 million, respectively, a decrease of $1.7 million or 6.1%. The decrease was due to lower shipment volume to the Company's domestic and foreign customers primarily in the tobacco industry due to competition from other licorice producers, decreased demand for licorice and the timing of shipments to customers.

         Cost of sales was $14.3 million and $16.5 million in 1996 and 1995, respectively, a decrease of $2.2 million or 13.3%. The decrease in cost of sales was primarily due to the decrease in sales volume and lower material costs. As a percentage of net sales, cost of sales decreased to 53.7% in 1996 from 58.2% in 1995 primarily due to lower raw material costs and an insurance recovery related to damaged inventory.

         Selling, general and administrative ("SG&A") expenses were $2.5 million and $2.3 million in 1996 and 1995, respectively. As a percentage of net sales, SG&A expenses were 9.5% in 1996 and 8.2% in 1995. This percentage increase was primarily due to the lower sales in 1996.

         Interest expense, net was $3.0 million in 1996 and $3.3 million in 1995, a decrease of $0.3 million or 8.2%. The decrease was due to lower average debt outstanding in 1996 as compared to 1995.

         The provision for income taxes as a percentage of earnings before income taxes was 38.8% in 1996 and in 1995.

Six month period ended June 30, 1996 compared with the six month period ended July 2, 1995

         Net sales in 1996 and 1995 were $52.7 million and $55.3 million, respectively, a decrease of $2.6 million or 4.7%. The decrease was due to lower shipment volume to the Company's customers primarily in the tobacco industry as a result of competition from other licorice producers, decreased demand and the timing of shipments to customers.

         Cost of sales was $29.4 million and $32.6 million in 1996 and 1995, respectively, a decrease of $3.2 million or 9.8%. The decrease in cost of sales was due to the decrease in sales volume and lower raw material costs. As a percentage of net sales, cost of sales decreased to 55.8% in 1996 from 58.9% in 1995 primarily due to lower raw material costs and an insurance recovery related to damaged inventory.

                          MAFCO WORLDWIDE CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


         SG&A expenses were $4.9 million and $4.5 million in 1996 and 1995, respectively. As a percentage of net sales, SG&A expenses were 9.3% in 1996 and 8.1% in 1995. This percentage decrease was primarily due to lower sales in 1996.

         Interest expense, net was $6.1 million in 1996, and $6.7 million in 1995, a decrease of $0.6 million or 8.3%. The decrease was due to lower average debt outstanding in 1996 as compared to 1995.

         The provision for income taxes as a percentage of earnings before income taxes was 39.0% in 1996 and 38.8% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's net cash flows from operating activities were $8.9 million and $6.9 million for the six month periods ended June 30, 1996 and July 2, 1995, respectively. The increase of $2.0 million in 1996 was due to higher net earnings in 1996, a lower increase in accounts receivable in 1996, and a larger increase in accrued liabilities and other, net due to the timing of payments which were offset in part by a smaller inventory reduction in 1996. The Company's working capital requirements, especially for accounts receivables and inventory are affected by customer demand, by current and prospective supplies of raw materials and raw material prices. The current inventory of $42.8 million is slightly lower than the Company's optimal level set to meet customer requirements. Raw material purchases have slowed in the past several months due to transportation delays, but are expected to increase in the second half of 1996. Management expects that inventory levels may continue to fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at favorable prices while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers.

         Capital expenditures for the six month periods ended June 30, 1996 and July 2, 1995 were $0.9 million and $1.0 million, respectively. While the Company has not made any material commitments for capital expenditures, they are expected to be approximately $1.5 million for the remainder of 1996.

         Under the Senior Credit agreement, the Company may borrow up to $25.0 million under a revolving credit facility. At June 30, 1996 approximately $1.0 million was borrowed under the facility and $3.3 million of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $20.7 million under the Company's revolving credit facility will be sufficient to meet the Company's working capital, capital expenditure and debt service needs through the end of 1996.

                          MAFCO WORLDWIDE CORPORATION

                          PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
            None

    (b) Reports on Form 8-K
            There were no reports filed on Form 8-K during the period covered by this report.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MAFCO WORLDWIDE CORPORATION
                                     (Registrant)


Date:  August 9, 1996                By: /s/ Stephen G. Taub
                                        -------------------------------------
                                        Stephen G. Taub
                                        President and Chief Operating Officer

Date:  August 9, 1996                By: /s/ Peter W. Grace
                                        -------------------------------------
                                        Peter W. Grace
                                        Chief Financial Officer