Form 10-Q
period 1996-09-29
MAFCO WORLDWIDE CORP
filed 1996-11-06
CIK 61113

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number  33-48904

                          MAFCO WORLDWIDE CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                     13-3607202
---------------------------------               ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

THIRD STREET AND JEFFERSON AVENUE, CAMDEN, N.J.            08104
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 609-964-8840
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


------------------------------------------------------------------------------
                        (Registrant's former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. X Yes No

           Indicate the number of shares outstanding of each of the
                    issuer's classes of common stock as of
                         the latest practicable date.

       Class                                  Outstanding at October 30, 1996
-----------------------                       -------------------------------
Common Stock, $1.00 par                                   1,000

                As of October 30, 1996, all of the Registrant's outstanding common stock was indirectly held by
                        Mafco Consolidated Group, Inc.

                          MAFCO WORLDWIDE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                  THREE MONTH PERIODS ENDED    NINE MONTH PERIODS ENDED
                                                  -------------------------    ------------------------
                                                   SEPTEMBER 29,  OCTOBER 1,  SEPTEMBER 29,     OCTOBER 1,
                                                       1996          1995         1996           1995
                                                     ---------     --------      --------      --------

NET SALES .........................................   $ 25,060     $ 25,086      $ 77,725      $ 80,376
Cost of sales .....................................     14,271       14,643        43,642        47,202
                                                      --------     --------      --------      --------

GROSS PROFIT ......................................     10,789       10,443        34,083        33,174
Selling, general and administrative expenses ......      1,620        2,376         6,503         6,841
                                                      --------     --------      --------      --------

OPERATING INCOME ..................................      9,169        8,067        27,580        26,333

Non operating expenses (income):
     Interest expense, net ........................      2,981        3,259         9,119         9,952
     Amortization of deferred charges and bank fees        286          270           850           822
     Other, net ...................................         28          (13)         (127)           94
                                                      --------     --------      --------      --------

EARNINGS BEFORE INCOME TAXES ......................      5,874        4,551        17,738        15,465
Provision for income taxes ........................      2,287        1,805         6,919         6,041
                                                      --------     --------      --------      --------

NET EARNINGS ......................................   $  3,587     $  2,746      $ 10,819      $  9,424
                                                      ========     ========      ========      ========














      See Notes to Unaudited Condensed Consolidated Financial Statements.

                          MAFCO WORLDWIDE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                      SEPTEMBER 29,   DECEMBER 31,
                                                                          1996            1995
                                                                       ----------      ----------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .......................................   $   9,924           8,542
    Trade accounts receivable, net ..................................      12,065          10,403
    Inventories .....................................................      43,948          45,472
    Deferred income taxes ...........................................         999           1,722
    Other current assets ............................................         273           1,729
                                                                        ---------       ---------
        Total current assets ........................................      67,209          67,868

Property, Plant and Equipment, Net ..................................      10,455          10,619

Deferred Debt Issuance Costs ........................................       3,575           4,236
Deferred Income Taxes ...............................................         845           1,026
Goodwill and Other Assets ...........................................       1,523           1,554
                                                                        ---------       ---------

TOTAL ASSETS ........................................................   $  83,607       $  85,303
                                                                        =========       =========

                      LIABILITIES & STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
    Current portion of long-term debt ...............................   $  11,200          10,232
    Short term borrowings ...........................................                         728
    Trade accounts payable ..........................................       4,362           5,625
    Accrued liabilities .............................................       9,142           4,838
                                                                        ---------       ---------
        Total current liabilities ...................................      24,704          21,423

Long-Term Debt ......................................................      99,915         108,078

Pension Plan Liabilities ............................................       1,852           1,929
Deferred Income Taxes and Other Liabilities .........................       1,214           1,215
                                                                        ---------       ---------

TOTAL LIABILITIES ...................................................     127,685         132,645
STOCKHOLDER'S DEFICIT:
    Common stock, par value $1.00 per share, 1,000 shares authorized,
        issued and outstanding ......................................           1               1
    Accumulated deficit .............................................     (45,421)        (49,220)
    Currency translation adjustment .................................       1,342           1,877
                                                                        ---------       ---------

TOTAL STOCKHOLDER'S DEFICIT .........................................     (44,078)        (47,342)
                                                                        ---------       ---------

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT ...........................   $  83,607       $  85,303
                                                                        =========       =========

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                          MAFCO WORLDWIDE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      NINE MONTH PERIODS ENDED
                                                                      ------------------------
                                                                      SEPTEMBER 29,   OCTOBER 1,
                                                                         1996           1995
                                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings .........................................................   $ 10,819       $  9,424
                                                                         --------       --------

Adjustments to reconcile net earnings to net cash flows from operating activities:
    Depreciation and amortization ....................................      2,224          2,138
    Earnings of affiliates lower than distributions ..................                       694
    Changes in assets and liabilities:
       Increase in notes and trade receivables .......................       (706)        (3,538)
       Decrease in inventories .......................................      1,181          4,668
       Decrease in accounts payable ..................................     (1,207)        (1,461)
       Increase in accrued liabilities ...............................      4,224          2,792
      Other, net .....................................................      1,348          1,380
                                                                         --------       --------
                                                                            7,064          6,673
Net cash flows from operating activities .............................     17,883         16,097
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .................................................     (1,463)        (1,487)
Proceeds from sale of joint venture ..................................                        20
                                                                         --------       --------

Net cash flows from investing activities .............................     (1,463)        (1,467)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings .............................................                       231
Repayment of borrowings ..............................................     (7,935)        (4,223)
Dividends paid .......................................................     (7,020)        (9,000)
                                                                         --------       --------

Net cash flows from financing activities .............................    (14,955)       (12,992)

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..............................        (83)            76
                                                                         --------       --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ............................      1,382          1,714
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....................      8,542          7,623
                                                                         --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........................   $  9,924       $  9,337
                                                                         ========       ========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest paid ........................................................   $  6,721       $  8,392
Income taxes paid ....................................................      5,362          5,326


      See Notes to Unaudited Condensed Consolidated Financial Statements.

                          MAFCO WORLDWIDE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)
                                  (UNAUDITED)

1.  BACKGROUND AND BASIS OF PRESENTATION

    Mafco Worldwide Corporation (the "Company"), a Delaware corporation was formed in 1991 and is an indirect wholly-owned subsidiary of Mafco Consolidated Group Inc. ("MC Group").

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

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:


                                SEPTEMBER 29,    DECEMBER 31,
                                   1996              1995
                                  -------          -------
Raw materials and supplies        $31,958          $32,820
Work-in-process ..........            451              296
Finished goods ...........         11,539           12,356
                                  -------          -------
                                  $43,948          $45,472
                                  =======          =======

3.  SALE OF THE COMPANY BY MCG

    On October 23, 1996, MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with Power Control Technologies, Inc. ("PCT") and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser has agreed to purchase from MC Group and MC Group has agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and the direct parent of the Company ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") to be issued pursuant to the Value Support Rights Agreement(the "VSR Agreement") to be entered into between MC Group and American Stock Transfer & Trust Company, as trustee. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction. The transaction is expected to close in the fourth quarter of 1996.

    In consideration for the Shares and VSRs, Purchaser has agreed to pay MC Group cash in the amount of $180,000. In addition, Purchaser shall pay MC Group deferred cash payments of $3,700 on June 30, 1997 and $3,500 on December 31, 1997.

    It is anticipated that the VSRs will be distributed to all holders of PCT Common Stock and PCT Preferred Stock promptly following the effectiveness of a registration statement to be filed by MC Group with the Securities and Exchange Commission. Each VSR, subject to certain limitations, entitles its holder to receive a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price (as defined in the VSR Agreement) of PCT Common Stock is below $11.00 per share on January 1, 1999; provided, however, MC Group has an optional right to call the VSRs each April 1, July 1, October 1 and January 1 from and including April 1, 1997 to and including October 1, 1998 (each, an "Optional Call Date"). If MC Group calls the VSRs on or before January 1, 1998, holders will be entitled to receive a payment of at least $0.50 and up to $3.25 per VSR if the 30-Day Average Market Price is below $10.25 per share as of such Optional Call Date. If MC Group calls the VSRs after January 1, 1998, each VSR will entitle its holder to a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price is below $11.00 per share on such Optional Call Date.

    The Purchase Agreement contains a number of representations, warranties and covenants by the parties.
                                      5

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

Three month period ended September 29, 1996 compared with the three month period ended October 1, 1995

    Net sales were $25.1 million in both 1996 and 1995.

    Cost of sales was $14.3 million and $14.6 million in 1996 and 1995, respectively, a decrease of $0.3 million or 2.5%. This decrease was primarily due to a decrease in raw material costs. As a percentage of net sales, cost of sales decreased to 56.9% in 1996 from 58.4% in 1995 due to the lower raw material costs.

    Selling, general and administrative ("SG&A") expenses were $1.6 million and $2.4 million in 1996 and 1995, respectively. The decrease is due to a bad debt recovery. Excluding this item, SG&A expenses were the same in 1996 and 1995.

    Interest expense, net was $3.0 million in 1996 and $3.3 million in 1995, a decrease of $0.3 million or 8.5%. The decrease was due to lower average debt outstanding in 1996 as compared to 1995.

     The provision for income taxes as a percentage of earnings before income taxes was 38.9% in 1996 and 39.7% in 1995.

    Nine month period ended September 29, 1996 compared with the nine month period ended October 1, 1995

    Net sales in 1996 and 1995 were $77.7 million and $80.4 million, respectively, a decrease of $2.7 million or 3.3%. The decrease was due to lower shipment volume to the Company's customers primarily in the tobacco industry as a result of competition from other licorice producers, decreased demand and the timing of shipments to customers.

    Cost of sales was $43.6 million and $47.2 million in 1996 and 1995, respectively, a decrease of $3.6 million or 7.5%. The decrease in cost of sales was due to the decrease in sales volume and lower raw material costs. As a percentage of net sales, cost of sales decreased to 56.1% in 1996 from 58.7% in 1995 primarily due to lower raw material costs and an insurance recovery related to damaged inventory.

     SG&A expenses were $6.5 million and $6.8 million in 1996 and 1995, respectively, a decrease of $0.3 million or 4.9%. A bad debt recovery was offset in part by higher expenses for salaries and professional services. As a percentage of net sales, SG&A expenses were 8.4% in 1996 and 8.5% in 1995.

                          MAFCO WORLDWIDE CORPORATION

    Interest expense, net was $9.1 million in 1996, and $10.0 million in 1995, a decrease of $0.9 million or 8.4%. The decrease was due to lower average debt outstanding in 1996 as compared to 1995.

    The provision for income taxes as a percentage of earnings before income taxes was 39.0% in 1996 and 39.1% in 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $17.9 million and $16.1 million for the nine month periods ended September 29, 1996 and October 1, 1995, respectively. The increase of $1.8 million in 1996 was due to higher net earnings in 1996, a smaller increase in accounts receivable in 1996, and a larger increase in accrued liabilities due to the timing of payments offset in part by a smaller inventory reduction in 1996. The Company's working capital requirements, especially for accounts receivables and inventory are affected by customer demand, by current and prospective supplies of raw materials and raw material prices. Management believes the current inventory of $43.9 million is adequate to meet customer requirements. Inventory levels may fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at favorable prices while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers.

    Capital expenditures for the nine month periods ended September 29, 1996 and October 1, 1995 were $1.5 million in both periods. While the Company has not made any material commitments for capital expenditures, they are expected to be approximately $0.8 million for the remainder of 1996.

   On October 23, 1996 MC Group entered into a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, with Power Control Technologies, Inc. ("PCT") and PCT International Holdings Inc., a Delaware corporation and wholly owned subsidiary of PCT ("Purchaser"), pursuant to which Purchaser has agreed to purchase from MC Group and MC Group has agreed to sell and issue to Purchaser, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and the direct parent of the Company ("Flavors") and 23,156,502 Value Support Rights (each a "VSR" and collectively, the "VSRs") to be issued pursuant to the Value Support Rights Agreement (the "VSR Agreement") to be entered into between MC Group and American Stock Transfer & Trust Company, as trustee. The agreement was unanimously approved by the Boards of Directors of MC Group and PCT and, in the case of PCT, upon the recommendation of a Special Committee of directors who are not officers or employees of PCT or its affiliates including MC Group, formed to consider the transaction. The transaction is expected to close in the fourth quarter of 1996. It is anticipated that the Company will pay a $5.4 million dividend to MC Group prior to the close of the transaction.

    In consideration for the Shares and VSRs, Purchaser has agreed to pay MC Group cash in the amount of $180 million. In addition, Purchaser shall pay MC Group deferred cash payments of $3.7 million on June 30, 1997 and $3.5 million on December 31, 1997.

       It is anticipated that the VSRs will be distributed to all holders of PCT Common Stock and PCT Preferred Stock promptly following the effectiveness of a registration statement to be filed by MC Group with the Securities and Exchange Commission. Each VSR, subject to certain limitations, entitles its holder to receive a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price (as defined in the VSR Agreement) of PCT Common Stock is below $11.00 per Share on January 1, 1999; provided, however, MC Group has an optional right to call the VSRs each April 1, July 1, October 1, and January 1 from and including April 1, 1997 to and including October 1, 1998, (each an "Optional Call Date"). If MC Group calls the VSRs on or before January 1, 1998, holders will be entitled to receive a payment of at least $0.50 and up to $3.25 per VSR if the 30-Day Average Market Price is below $10.25 per share as of such Optional Call Date. If MC Group calls the VSRs after January 1, 1998 each VSR will entitle its holder to a payment, if any, of up to $3.25 per VSR if the 30-Day Average Market Price is below $11.00 per share on such Optional Call Date.

                          MAFCO WORLDWIDE CORPORATION

    On October 7, 1996, the Company entered into a joint venture agreement with a Chinese partner to produce tobacco flavoring in China. As part of this agreement the Company will purchase one half of certain assets of Weihai Green Industry of Science and Technology for approximately $1.2 million.

    Under the Senior Credit agreement, the Company may borrow up to $25.0 million under a revolving credit facility. At September 29, 1996 approximately $2.4 million of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $22.6 million under the Company's revolving credit facility will be sufficient to meet the Company's working capital, capital expenditure and debt service needs through the end of 1996.

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


                                   MAFCO WORLDWIDE CORPORATION
                                   (Registrant)


Date:  October 30, 1996            By: /s/Stephen G. Taub
                                       -------------------------------------
                                       Stephen G. Taub
                                       President and Chief Operating Officer

Date:  October 30, 1996            By:/s/ Peter W. Grace
                                      --------------------------------------
                                      Peter W. Grace
                                      Senior Vice President, Controller
                                      and Treasurer