Form 10-K
period 1996-12-31
MAFCO WORLDWIDE CORP
filed 1997-03-31
CIK 61113

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996
                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number  33-48904
                            PNEUMO ABEX CORPORATION
            (Exact name of registrant as specified in its charter)

           DELAWARE                                             06-1238996
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)


    THIRD STREET AND JEFFERSON AVENUE, CAMDEN, N.J.                08104
   (Address of principal executive offices)                      (Zip Code)

                                 609-964-8840
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. X Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There are no shares of common stock held by non-affiliates. As of March 31, 1997, all of the Registrant's outstanding common stock was indirectly held by Power Control Technologies, Inc.

The number of shares of Common Stock outstanding as of March 1997 was 1,000 shares.

                                   Page 1 of
                         Index to Exhibits on Page 21

                                    PART I

ITEM 1. BUSINESS

GENERAL

     Mafco Worldwide Corporation ("Mafco Worldwide"), a Delaware corporation, was formed in 1991. Prior to June 15, 1995, Mafco Worldwide was an indirect wholly owned subsidiary of Mafco Holdings Inc. ("Holdings"). On June 15, 1995, Holdings and Mafco Consolidated Group Inc. ("Mafco") formerly known as Abex Inc., consummated an agreement and plan of merger (the "Abex Merger"). As a result of the Abex Merger, Mafco Worldwide became an indirect wholly owned subsidiary of Mafco. On November 25, 1996, Mafco and Power Control Technologies, Inc., a Delaware corporation ("PCT"), consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, by and among Mafco, PCT and PCT International Holdings Inc., ("Purchaser") a Delaware corporation and wholly owned subsidiary of PCT. Pursuant to the Purchase Agreement, Purchaser acquired from Mafco all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of Mafco ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR").

     In consideration for the Shares and VSRs, Purchaser paid Mafco cash in the amount of $180 million. In addition, Purchaser will pay Mafco deferred cash payments of $3.7 million on June 30, 1997 and $3.5 million on December 31, 1997.

     Mafco owns approximately 29% of the outstanding shares of PCT common stock..

     Immediately following the acquisition of Flavors, Purchaser contributed all outstanding shares of common stock of Pneumo Abex Corporation, a Delaware corporation ("Pneumo Abex" or the "Company"), to Flavors and Flavors contributed such shares to Mafco Worldwide, which resulted in Pneumo Abex becoming a wholly owned subsidiary of Mafco Worldwide. On November 25, 1996, Mafco Worldwide merged with and into Pneumo Abex (the "Merger") with Pneumo Abex being the surviving corporation, the directors of Mafco Worldwide becoming the directors of Pneumo Abex and Pneumo Abex becoming a wholly owned subsidiary of Flavors.

     Since Mafco Worldwide and Pneumo Abex were under common control at the time of the Merger, the Merger has been accounted for in a manner similar to a pooling-of-interests from November 25, 1996 with Mafco Worldwide as the predecessor company. In addition, Purchaser's basis of accounting is not reflected in these financial statements due to the Company's public debt.

     Pneumo Abex was incorporated in Delaware on June 30, 1986, and is an indirect wholly-owned subsidiary of PCT.

     PCT has been a public company since June 15, 1995 when shares of its common stock, par value $.01 per share (the "PCT Common Stock"), were publicly distributed (the "PCT Distribution") to existing stockholders of Abex Inc., PCT's former parent ("Abex"), in connection with the Abex Merger and the related transfer (the "Transfer") of substantially all of Abex's consolidated assets and liabilities to a subsidiary of Mafco with the remainder being retained by the Company. On July 16, 1992, Abex was spun off (the "Abex Distribution") from the Henley Group Inc. ("Henley Group").

Following the Abex Distribution and prior to the PCT Distribution, Abex, through the Company, sold three of its five operating divisions and combined the two others to form Aerospace. Prior to July 16, 1992, PCT was an indirect wholly owned subsidiary of Henley Group. On April 15, 1996, the Company sold to Parker Hannifin Corporation ("Parker Hannifin") its entire aerospace operations including substantially all of its assets (the "Aerospace Sale").

     The Company and its predecessors have been engaged in the licorice extract and flavorings business since 1850. Based upon its knowledge of the licorice industry, the Company believes that it is the world's largest producer of licorice extract and the only manufacturer of licorice extract in the United States. The Company also believes that it manufactures more than 70% of the worldwide licorice extract sold to end-users. Approximately 72% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes as well as other tobacco products (moist snuff, chewing tobacco and pipe tobacco). While licorice extract represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element of the brand's flavor.

     The Company also sells licorice extract to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as a garden mulch under the name Right Dress. The Company's other products, which are about 17% of the Company's revenues, include non-licorice natural flavors, spices and botanicals that are used as flavoring ingredients in food and tobacco products.

     The Company has achieved its position as the world's leading manufacturer of licorice extract through its experience in obtaining licorice root, its technical expertise at maintaining the consistency and quality of its product and its ability to develop and manufacture proprietary formulations for individual customers and applications.

     The Company's principal executive offices are located at Third Street and Jefferson Avenue, Camden, New Jersey 08104, and its telephone number is (609) 964-8840.

OPERATING STRATEGIES

     The Company intends to maintain its position as the world leader in licorice extract: (a) by continuing to expand in foreign markets as the popularity of American blend cigarettes continues to increase; (b) by improving its manufacturing process and raw material procurement in order to achieve lower costs and; (c) by forming joint ventures in strategic areas of the world to increase its overall licorice business.

PRODUCTS AND MANUFACTURING

     Licorice extract products. The Company produces a variety of licorice products from licorice root, licorice extract produced by others and certain other flavor ingredients at its facilities in Camden, New Jersey and Gardanne, France. The Company selects licorice root from various sources to optimize flavoring and chemical characteristics and then shreds the root to matchstick size. Licorice solids are then extracted from the shredded root with hot water. After filtration and evaporation, the concentrated extract is converted into powder, semifluid or blocks, depending on the customer's requirements, and then packaged and shipped. For certain customers, extracts from root may be blended with licorice extracts from other producers and non-licorice ingredients to produce licorice flavors that meet the individual customer's requirements. Licorice extract can be further purified to produce licorice derivatives. The Company maintains finished goods inventories of sufficient quantity to provide immediate delivery to its domestic tobacco and non-tobacco customers. Foreign orders for licorice extract are produced upon receipt of orders and are available to ship in approximately 30 days.

     Other products. The Company also sells non-licorice flavoring agents to the tobacco, spice, pharmaceutical and health food industries. The Company cleans, grinds or cuts unprocessed spices and botanicals, principally chilies, sage, cassia (cinnamon) and cocoa bean shells to customer specifications.

RAW MATERIALS

     Licorice extract is derived from the roots of the licorice plant, a shrub-like leguminous plant that is indigenous to the Middle East and Central Asia. The plant's roots, which can be up to several inches thick and up to 25 feet long are harvested when the plant is about four years old. They are then cleaned, dried and bagged or pressed into bales. Through its foreign suppliers, the Company acquires the root in local markets for shipment to the Company's processing facilities in Camden, New Jersey or Gardanne, France. Most of the licorice root processed by the Company originates in Afghanistan, China, Pakistan, Azerbaijan, Uzbekistan, Turkmenistan, Syria and Turkey. Through many years of experience, the Company has developed extensive knowledge and relationships with their suppliers in these areas. Although the amount of licorice root the Company purchases from any individual source or country varies from year to year depending on cost and quality, the Company endeavors to purchase some licorice root from all available sources. This enables the Company to maintain multiple sources of supply and relationships with many suppliers so that if the licorice root from any one source becomes temporarily unavailable or uneconomic, the Company will be able to replace that source with licorice root from another area or supplier. During 1996, the Company had many suppliers of root and two suppliers, one in Pakistan and one in China, each supplied 15% and 20%, respectively of the Company's total root purchases. The Company tries to maintain a sufficient licorice root inventory and open purchase contracts to meet production needs for up to two years. Licorice root has an indefinite retention period as long as it is kept dry, and therefore the Company experiences no raw material spoilage. The Company has been able to obtain licorice root without interruption since World War II even though there has been periodic instability in the areas of the world where licorice root grows.

     In addition to licorice root, the Company also purchases significant quantities of licorice extract produced by others for use as a raw material. These licorice extracts are available from producers primarily in China in quantities sufficient to meet the Company's current requirements and anticipated requirements for the foreseeable future. During 1996, the Company had three licorice suppliers of licorice extracts who supplied more than 10% each of total licorice extract purchases.

     Other non-licorice raw materials for the Company's other blended licorice and non-licorice products are commercially available through many domestic and foreign sources.

SALES AND MARKETING

     All licorice sales in the U.S. (including sales of licorice extract to U.S. cigarette manufacturers for use in American blend cigarettes to be exported) are made through the Company's executive offices located in Camden, New Jersey, with technical support from the Company's research and development department. Outside the U.S., the Company sells its products directly from its Camden, New Jersey offices and through its French subsidiary, exclusive agents and independent distributors.

     The Company has established strong relationships with its customers in the tobacco and other industries because of its expertise in producing and supplying consistent quality licorice products with a high level of service and security of supply. The Company ships products worldwide and provides technical assistance for product development for both tobacco and non-tobacco applications.

     The Company sells licorice root residue, a by-product of the licorice extract manufacturing process, as a garden mulch under the name Right Dress. Distribution of Right Dress is limited to the area within a 200-mile radius of Camden, New Jersey due to shipping costs and supply limitations.

     In 1996, the Company's ten largest customers, seven of which are manufacturers of tobacco products, accounted for approximately 58% of the Company's sales and one customer, Philip Morris Companies Inc. ("Philip Morris"), accounted for 26% of the Company's sales. If Philip Morris were to stop purchasing licorice extract from the Company, it would have a significant adverse effect on the financial results of the Company.

COMPETITION

     The Company believes that its position as the largest manufacturer of licorice extract in the world arises from its long-standing ability to provide its customers with a steady supply of high quality and consistent products, together with superior technical support. Producing licorice extract of consistently high quality at low cost requires an experienced work force, careful manufacturing and rigorous quality control. The Company's long-term relationships and knowledge of the licorice root market are of great value in enabling it to consistently acquire quality raw materials at reasonable cost. Although the Company could face increased competition in the future, the Company currently encounters limited competition in sales of licorice extract to tobacco companies in many of its markets as a result of the factors described above and the large investments in inventories of raw materials and production facilities that are required to adequately fulfill its customers' needs. Other markets in which the Company operates, particularly the confectionery licorice market in Europe, are more competitive. Significant competing producers of licorice extract are government owned and private corporations in China, a government owned corporation in Iran and a government affiliated corporation based in Israel.

THE TOBACCO INDUSTRY

     Developments and trends within the tobacco industry may have a material effect on the operations of the Company.

     Producers of tobacco products are subject to regulation in the U.S. at the federal, state and local levels. Together with changing public attitudes toward smoking, a constant expansion of smoking regulations since the early 1970s has been a major cause for the decline in consumption. Moreover, the trend is toward increasing regulation of the tobacco industry.

     For more than 30 years, the sale and use of cigarettes has been subject to opposition from government and health officials in the U.S. and other countries due to claims that cigarette smoking is harmful to an individual's health. These claims have resulted in a number of substantial restrictions on the marketing, advertising and use of cigarettes, in diminished social acceptability of smoking and in activities by anti-smoking groups designed to inhibit cigarette sales. The effects of these claims together with substantial increases in state and federal taxes on cigarettes have resulted in lower cigarette consumption, which is likely to continue in the future.

     During the period 1992-1996, U.S. cigarette consumption declined at an average of 0.7% per year and exports of cigarettes by U.S. manufacturers increased at an average rate of 6.0% per year. The growth of U.S. cigarette exports is due to successful marketing of U.S. cigarette brands by U.S. tobacco manufacturers and the increasing popularity of the lighter flavor of American blend cigarettes, particularly in Europe and Asia. In addition, certain countries have reduced trade barriers that had previously limited imports of cigarettes manufactured by U.S. manufacturers. In response to the growing popularity of American blend cigarettes and increased exports by U.S. manufacturers, foreign manufacturers are now producing American blend cigarettes.

     Consumption of chewing tobacco and moist snuff is concentrated primarily in the United States. U.S. production of chewing tobacco products has steadily declined for more than a decade and from 1992 through 1996 it has declined by 4.3%. Consumption has declined because chewing tobacco appeals to a limited and declining customer base, primarily males living in rural areas. Moist snuff consumption has risen steadily since the mid-1970s and has increased 1.2% from 1992 through 1996 due to the shift away from cigarettes and other types of smoking tobacco.

     Health Regulations. Federal law has required health warnings on cigarettes since 1965 and has recently required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products, together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have (i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modified federal preemption state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shifted regulatory control of tobacco products and advertisements from the FTC to the FDA; (v) increased tobacco excise taxes; and (vi) required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, none of such proposals or similar bills may have an adverse effect on the sales or operations of the Company. In addition, various federal agencies, including the FDA as discussed below, have recently proposed to regulate the tobacco industry.

     In addition, federal, state and local legislative and regulatory bodies have increasingly moved to curtail smoking by prohibiting smoking in certain public places, restricting the sale of tobacco products to minors, increasing labeling requirements, regulating the marketing, promotion and advertisement of cigarettes and smokeless tobacco and protecting non-smokers from so-called "second-hand" smoke. Smokeless tobacco manufacturers are subject to similar health warning regulations as cigarette producers, and there has been litigation that claims smokeless tobacco causes oral cancer. To the extent that further actions are taken to regulate tobacco products and restrict smoking, such actions could have a material adverse effect on the Company. Some foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to require ingredient disclosure, to impose maximum constituent levels, to increase taxes on cigarettes, to control prices, to restrict imports, to ban or severely restrict smoking in workplace and public places, and otherwise to discourage cigarette smoking.

     As a producer of food-grade products, the Company's licorice business is subject to certain FDA and New Jersey Department of Health Regulations. Compliance with these regulations has not had a material effect on the licorice business.

     Tobacco Industry Litigation. The cigarette and smokeless tobacco industries have experienced and are experiencing significant health-related litigation involving tobacco and health issues. Current tobacco litigation generally falls within one of three categories: class actions, individual actions and actions brought about by individual states or localities to recover Medicaid costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. There can be no assurance that there will not be an increase in health-related litigation involving tobacco and health issues against the cigarette industry or that the Company, as a supplier to the tobacco industry, will not be party to such litigation. This litigation, if successful, could have a material adverse effect on the Company.

     Excise Taxes. The tobacco industry, including cigarettes and smokeless tobacco, has been subject to federal, state and local excise taxes for many years. In recent years, federal, state and local governments have proposed increases to such taxes as a means of both raising revenue and discouraging the consumption of tobacco products. The Company is unable to predict the likelihood of enactment of such proposals or the extent to which enactment of such proposals would effect tobacco sales. A significant reduction in consumption of cigarettes and other tobacco products could have a material adverse effect on the Company.

SEASONALITY

     The licorice business is generally non-seasonal. However, sales of Right Dress garden mulch occur primarily in the first seven months of the year.

BACKLOG

     The backlog of the Company at any time is generally not significant. Domestic and foreign tobacco orders are received quarterly, monthly or weekly depending upon the customers. Certain confectionery customers negotiate annual contracts which were not significant at December 31, 1996.

EMPLOYEES

     At December 31, 1996, the Company has approximately 291 employees. The Company has 154 employees covered under collective bargaining agreements. The agreement covering employees at the Camden, New Jersey facility expires at the end of May 1997. Management believes that its employee relations are good.

CORPORATE INDEMNIFICATION MATTERS

    The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In order to implement the Transfer, a subsidiary of Abex and PCT, the Company and certain other subsidiaries of PCT entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to the Aerospace Business, were transferred to a subsidiary of Mafco, with the remainder being retained by the Company. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

    The Transfer Agreement requires such subsidiary of Mafco to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities retained by the Company. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of bankruptcy of the Company or PCT or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. The Transfer Agreement further provides for certain funding indemnification and cooperation arrangements between PCT, the Company and such subsidiary in respect of certain liabilities which may arise under the Employee Retirement Security Act of 1974 in respect of the sale of Pneumo Abex's friction products division in 1995.


ITEM 2.  PROPERTIES

     THE COMPANY'S PRINCIPAL PROPERTIES ARE AS FOLLOWS:

                                                                       OWNED            APPROXIMATE
                                                                       OR               FLOOR  SPACE
LOCATION                   USE                                         LEASED           (SQUARE FEET)
--------                   ---                                         ------           -------------

Camden, New Jersey         Licorice manufacturing, warehousing         Owned               390,000
                           and corporate headquarters
Camden, New Jersey         Warehousing                                 Leased(a)           140,000
Gardanne, France           Licorice manufacturing and administration   Owned                48,900
Richmond, Virginia         Manufacturing and warehousing               Owned                45,000
                           for non-licorice products
Richmond, Virginia         Manufacturing and administration            Leased(b)            65,000
                           for non-licorice products

----------------------
(a)      Lease expires on March 31, 1998.
(b)      Lease expires on October 30, 2001

         The Company believes that its facilities are well maintained and are in substantial compliance with environmental law and regulations.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is a party to lawsuits incidental to its business. The Company believes that the outcome of such pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position or results of operations. The Company carries general liability insurance but has no health hazard policy which, to the best of the Company's knowledge, is consistent with the tobacco industry practice.

         See Item 1. Business - The Tobacco Industry

         In addition, various legal proceedings, claims and investigations are pending against the Company, including those relating to commercial transactions, product liability, safety and health matters and other matters. The Company is involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                                    PART II

ITEM 5.  MARKET OF REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

    There is no active market for the Registrant's common stock; all issued and outstanding shares of common stock are indirectly held by PCT.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected historical financial data of the Company for each of the years in the five year period ended December 31, 1996. The selected historical financial data of the Company have been derived from the audited financial statements of the Company and Mafco Worldwide prior to the merger with Pneumo Abex on November 25, 1996. Since Mafco Worldwide and Pneumo Abex were under common control at the time of the Merger, the Merger has been accounted for in a manner similar to a pooling-of-interests from November 25, 1996 with Mafco Worldwide as the predecessor company. In addition, Purchaser's basis of accounting is not reflected in these financial statements due to the Company's public debt.

The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company and the notes thereto included elsewhere in this Form 10-K.

                                              YEAR ENDED DECEMBER 31,
                                               (DOLLARS IN MILLIONS)
                                             1996       1995              1994                 1993        1992
                                          ---------- ---------         ----------            ----------  --------
STATEMENTS OF INCOME DATA:
Net Sales..................             $103.4           $103.2            $95.6             $92.4         $100.1
Cost of Sales..............               57.4             60.0             57.4              55.3           60.4
                                      --------          -------           ------          --------        -------
Gross Profit...............               46.0             43.2             38.2              37.1           39.7
SG&A Expenses..............                9.4              9.2              8.5               9.0            8.9
                                      --------          -------           ------          --------        -------
Operating Income...........               36.6             34.0             29.7              28.1           30.8
Interest income............                (.4)             (.5)             (.2)              (.1)           (.5)
Interest expense...........               12.5             13.5             14.7              15.6           16.5
Amortization of debt
  issuance costs ..........                 .9               .9               .9               1.1            1.3
Other, net.................                (.3)              .3               .2                .2             .5
                                      --------          -------           ------          --------        -------
Income Before Income Taxes
 and Extraordinary Loss....               23.9             19.8             14.1              11.3           13.0
Income Taxes...............                9.0              7.7              5.4               4.2            4.8
                                      --------          -------           ------          --------        -------
Income Before
 Extraordinary Loss........               14.9             12.1              8.7               7.1            8.2
Extraordinary Loss.........                 .6(a)                            2.7(a)                           7.6(a)
                                      --------          -------           ------          --------        -------
Net Income.................             $ 14.3          $  12.1            $ 6.0           $   7.1       $     .6
                                      ========          =======           ======          ========        ========
OTHER DATA:
Depreciation expense.......              $ 2.0            $ 1.8            $ 1.7             $ 1.6          $ 1.5
Capital expenditures.......                1.9              2.3              1.9               1.4            2.0
BALANCE SHEET DATA:
Cash and cash equivalents..             $  3.5           $  8.5           $  7.6            $  1.9         $  3.1
Inventories................               46.3             45.5             47.6              53.3           44.0
Total assets...............              126.6             85.3             85.9              87.7           82.6
Long term debt ............               91.9            118.3            124.0             131.1          134.2
Stockholder's equity (deficit)             5.0(b)         (47.3)           (51.4)            (58.3)         (64.8)


(a) Reflects the write-off of deferred financing costs resulting from the refinancing of the long term debt inNovember 1992 and June 1994 and prepayments in 1996.

(b) Reflects the effects of the merger of Mafco Worldwide and Pneumo Abex, a capital contribution of $17 million and the dividends paid of $12.5 million by Mafco Worldwide in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Form 10-K. See "Index to Consolidated Financial Statements and Schedule.

GENERAL

   The discussion below relates to the consolidated results of operations of Mafco Worldwide prior to November 25, 1996 and the consolidated results of Mafco Worldwide and Pneumo Abex from November 25, 1996.

RESULTS OF OPERATIONS

    During 1993, the Company's largest customer substantially reduced the price of its premium brand cigarettes in order to regain market share which had been lost to generic or "no frills" type cigarettes. The generic cigarettes sold at a discount to premium brands and had captured a substantial share of the U.S. cigarette market. In addition, cigarette inventories at distributors were reduced by abandoning the practice of loading distributors with cigarettes at the end of each quarter. As a result of these actions, the Company sold less licorice extract to the cigarette industry in 1993 than in previous years. In 1994, the Company's sales volume to the cigarette industry increased as production volumes in the cigarette industry returned to pre 1993 levels. This trend continued in 1995 and 1996.

Year ended December 31, 1996 compared with the year ended December 31, 1995.

    Net sales in 1996 and 1995 were $103.4 million and $103.2 million, respectively. U.S. sales increased $0.6 million in 1996 to $63.3 million. The increase is due to higher average selling prices in 1996 as compared to 1995 of $1.5 million, partially offset by decreased shipment volume of $0.9 million due to decreased demand from the Company's smokeless tobacco customers. The higher selling prices were a result of changes in the mix of licorice products sold to customers. Foreign sales in 1996 decreased by $0.4 million to $40.1 million in 1996. The decrease was due to lower average selling prices in 1996.

    Cost of sales was $57.4 million in 1996 as compared to $60.0 million in 1995. The decrease of $2.6 million was due to lower material costs and a gain on an insurance claim of $0.5 million. As a percentage of net sales, cost of sales decreased to 55.5% in 1996 from 58.1% in 1995 as a result of the lower material costs and the insurance gain.

    Selling, general and administrative ("SG&A") expenses were $9.4 million in 1996 and $9.2 million in 1995. The increase of $0.2 million resulted from higher compensation and pension benefit expenses in 1996 offset in part by a bad debt recovery of $0.8 million. As a percentage of net sales, SG&A expenses were 9.1% and 8.9% in 1996 and 1995, respectively.

    As a result of the increased sales and lower costs and the non-recurring gains from the insurance claim and from the bad debt recovery in 1996, operating income increased to $36.6 million from $34.0 million in 1995, an increase of $2.6 million or 7.6%.

    Interest expense was $12.5 million in 1996 and $13.5 million in 1995, a decrease of $1.0 million due to lower debt outstanding at lower average interest rates in 1996.

    The Company's 1996 provision for income taxes as a percentage of income before income taxes decreased to 37.7% in 1996 from 39.0% in 1995. The decrease relates primarily to a reduction in the valuation allowance which represents the Company's net operating loss carryforwards, which are expected to be utilized. Based upon the results of operations of the Company over the last several years and taking into consideration the current operating environment of the tobacco industry, the Company believes that it is more likely than not that these tax benefits will be realized. However, realization of the net deferred tax assets and future reversals of the valuation allowance will depend on future earnings and accordingly the valuation allowance will be evaluated on a periodic basis.

    The Company recorded an extraordinary loss of $0.6 million, net of a $0.3 million tax benefit as a result of prepaying its Senior Term Loans in December 1996. Deferred debt issuance costs which were being amortized over the term of the loans were expensed as extraordinary.

Year ended December 31, 1995 compared with the year ended December 31, 1994:

    Net sales in 1995 and 1994 were $103.2 million and $95.6 million, respectively, an increase of $7.6 million or 7.9%. Both U.S. sales and foreign sales (including export shipments) increased over 1994. U.S. sales increased $3.0 million in 1995 to $62.7 million. Shipment volume increased by $5.2 million over 1994 due to increased demand from the Company's tobacco industry customers. This increase in volume was offset by lower average selling prices in 1995 as compared to 1994 of $2.3 million. The lower selling prices were a result of incentives to customers and shifts by customers to alternative licorice products. Foreign sales in 1995 increased by $4.6 million or 12.9% to $40.5 million from $35.9 million in 1994. The increase was due to higher shipment volume of $3.1 million and higher average selling prices of $1.5 million.

    Cost of sales was $60.0 million and $57.4 million, respectively. The increase of $2.6 million was due to the increase in sales in 1995. As a percentage of net sales, cost of sales decreased slightly to 58.1% in 1995 from 60.0% in 1994 as a result of lower material costs and lower labor and overhead costs due to higher production volumes.

    SG&A expenses were $9.2 million in 1995 and $8.5 million in 1994. The increase of $0.7 million resulted from higher compensation and pension benefit expenses in 1995. As a percentage of net sales, SG&A expenses were 8.9% in both 1995 and 1994.

    As a result of the increased sales and lower costs in 1995, operating income increased to $34.0 million from $29.7 million in 1994, an increase of $4.3 million or 14.5%.

    Interest expense was $13.5 million in 1995 and $14.7 million in 1994, a decrease of $1.2 million due to lower debt outstanding at lower average interest rates in 1995.

    The Company's 1995 provision for income taxes as a percentage of income before income taxes increased slightly to 39.0% from 38.8% in 1994.

    In 1994, the Company recorded an extraordinary loss of $2.7 million, net of a $1.7 million tax benefit, as a result of the June 1994 refinancing of indebtedness. Prepayment premiums, original issue discounts and certain other capitalized costs of the refinanced indebtedness were expensed as the extraordinary loss.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $19.6 million, $17.1 million and $18.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase of $2.5 million in 1996 was a result of higher 1996 profits partially offset by an increase in inventory. The decrease of $1.5 million in 1995 was a result of a lower inventory decrease, an increase in accounts receivable and a decrease in accounts payable in 1995 offset by higher 1995 profits, distributions from affiliates, and lower income taxes paid to Holdings and Mafco in 1995. The Company's working capital requirements, especially for inventory, are affected by customer demand, current and prospective supplies of raw materials and raw material prices. Inventory levels have remained relatively constant over the past three years and at December 31, 1996 the Company's inventories were $46.3 million. Management believes that 1997 inventories should remain the same as compared to the 1996 levels based upon estimated shipments to customers and existing and planned purchases of raw materials. Management expects that inventory levels may continue to fluctuate in the future as the Company takes advantage of opportunities to purchase quality inventory at the lowest possible costs while maintaining its policy of purchasing some licorice root from all available sources to maintain relationships with its suppliers.

    Capital expenditures were $1.9 million, $2.3 million and $1.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. While the Company has not made any significant purchase commitments for capital expenditures, they are planned to be approximately $3.1 million for 1997. In addition, the Company has entered into an agreement to invest in a joint venture in the People's Republic of China totaling $1.3 million in 1997.

    During 1996, the Company made scheduled amortization payments of its Senior Term Loans of $8.7 million. In addition, in December 1996, the Company prepaid all of its Senior Term Loans totaling $25.1 million. The cash used for this prepayment was partially contributed by PCT ($17.0 million), the Company's available cash and borrowings under the revolving credit facility ($7.3 million).

    In June 1995, prior to the Abex Merger, the Company paid a $9.0 million dividend to Holdings and in 1996, prior to the acquisition by PCT and the Merger, the Company paid a total of approximately $12.5 million in dividends to Mafco.

    Under the senior credit agreement as amended in February 1997, the Company may borrow up to $12.5 million under a revolving credit facility. At December 31, 1996, approximately $2.3 million of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $2.9 million under the revolving credit facility and cash generated from operations will be sufficient to meet the Company's needs for working capital, capital expenditures and debt service.

TAX MATTERS

    In connection with the Abex Merger and the Transfer, Mafco and the Company entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, Mafco will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to Aerospace. At December 31, 1996, the Company had available federal net operating loss carryforwards of approximately $194.0 million, which expire in years 2000 through 2011.

    The IRS is currently examining the returns for the years 1989, 1990 and 1991. The Company has been notified by the IRS that its 1994 and its short period 1995 return will be examined. The amount of net operating loss carryforwards available at December 31, 1996 could be affected by the outcome of this examination.

OTHER

    Various legal proceedings, claims and investigations are pending against the Company and PCT, including those relating to commercial transactions, product liability, safety and health matters and other matters. PCT and Pneumo Abex are involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental or natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

    The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In order to implement the Transfer, a subsidiary of Abex and PCT, the Company and certain other subsidiaries of PCT entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to the Aerospace Business, were transferred to a subsidiary of Mafco, with the remainder being retained by the Company. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

    The Transfer Agreement requires such subsidiary of Mafco to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities retained by the Company. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of bankruptcy of the Company or PCT or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. The Transfer Agreement further provides for certain funding indemnification and cooperation arrangements between PCT, the Company and such subsidiary in respect of certain liabilities which may arise under the Employee Retirement Security Act of 1974 in respect of the sale of Pneumo Abex's friction products division in 1995.

    In the opinion of management, based upon the information available at this time, the outcome of the outstanding matters referred to above will not have a material adverse effect on the Company's financial position or results of operations.

FOREIGN EXCHANGE

     Most of the Company's export sales and purchase of licorice raw materials are made in U.S. dollars. The Company's French subsidiary sells in all European currencies as well as the U.S. dollar and purchases raw materials principally in U.S. dollars.

QUARTERLY RESULTS

    Approximately 58%, 60% and 61% of the Company's sales in 1996, 1995 and 1994, respectively, were made to the Company's ten largest customers. Individual orders tend to be relatively large and thus quarterly results may be affected depending upon the particular quarter in which an order is shipped. As a result, quarterly sales and operating income are affected by changes in the customers' ordering policies and production requirements. Additionally, changes in the mix of raw materials used in the manufacturing process may cause fluctuations in operating income. The effect of these changes on the Company's annual results of operations has generally not been material.

INFLATION

    Since 1993, inflationary increases for raw materials and other costs have not been significant. In the future if inflationary increases for raw materials and other costs are significant the Company may not be able to pass these cost increases to its customers through price increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See the financial statements and supplementary data listed in the accompanying Index to Consolidated Financial Statements and Schedule on page F-1 herein. Information required by other schedules called for under Regulation S-X is either not applicable or is included in the financial statements or notes thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information concerning the directors and executive officers of the Company as of March 1997:

                                                                                      YEARS WITH
NAME                           AGE        POSITION                                      COMPANY
----                           ---        --------                                    -----------
Ronald O. Perelman              54        Chairman of the Board of Directors               16

Theo W. Folz                    53        Vice Chairman of the Board                        2
                                          of Directors, Chief Executive Officer

Howard Gittis                   63        Director                                          6

Stephen G. Taub                 45        President and Chief Operating Officer            21

Pramathesh S. Vora              50        Senior Vice President                            19

Peter W. Grace                  52        Senior Vice President: Finance                   18


    All directors are elected annually to serve until the next annual shareholder meeting and until their successors have been elected and qualified.

     RONALD O. PERELMAN has been Chairman of the Board of Directors and a Director of the Company since 1996 (director of Mafco Worldwide since 1992) and has been Chairman of the Board of

Directors and Chief Executive Officer of Mafco Holdings Inc. ("Holdings") and MacAndrews & Forbes Holdings Inc. ("MacAndrews Holdings"), diversified holding companies, and various affiliates since 1980. Mr. Perelman is also Chairman of the Board of Directors of Andrews Group Incorporated ("Andrews Group"), Consolidated Cigar Holdings Inc. ("Cigar
Holdings"), Mafco and Meridian Sports Incorporated ("Meridian") and Mr. Perelman is the Chairman of the Executive Committees of the Boards of Marvel Entertainment Group, Inc. ("Marvel"), Revlon Consumer Products Corporation ("Revlon Products") and Revlon, Inc. ("Revlon"). Mr. Perelman is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934 (the "Exchange Act"): Andrews Group, The Coleman Company, Inc. ("Coleman"), Coleman Holdings Inc. ("Coleman Holdings"), Coleman Worldwide Corporation ("Coleman Worldwide"), Cigar Holdings, Consolidated Cigar Corporation ("Cigar Corp."), California Federal Bank, A Federal Savings Bank ("CalFed"), First Nationwide Holdings Inc. ("First Nationwide Holdings"), First Nationwide (Parent) Holdings Inc. ("First Nationwide Parent"), Mafco, Marvel, Marvel Holdings Inc., Marvel III Holdings Inc., Marvel (Parent) Holdings Inc., Meridian, PCT, Revlon Worldwide Corporation ("Revlon Worldwide"), Revlon, Revlon Products and Toy Biz. Mr. Perelman's term as Director of the Company expires in 1998. (On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III and several other subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

     THEO W. FOLZ has been Vice Chairman and Chief Executive Officer of the Company and its predecessor Mafco Worldwide, since January 1995. He was appointed a Director, President and Chief Executive Officer of PCT in 1996. He has been President, Chief Executive Officer and a Director of Cigar Holdings and Cigar Corp. since June 1996 and August 1984, respectively. Mr. Folz is a Director of the following corporations which file reports pursuant to the Exchange Act: Cigar Holdings, Cigar Corp., Mafco and PCT.

    HOWARD GITTIS has been a Director of the Company since 1996 ( a director of Mafco Worldwide since 1992) and Vice Chairman of Holdings and MacAndrews Holdings, diversified holding companies, and various affiliates since 1985. Mr. Gittis is a Director of the following corporations which file reports pursuant to the Exchange Act: Andrews Group, CalFed, Cigar Corp., Cigar Holdings, First Nationwide Holdings, First Nationwide Parent, Mafco, PCT, Revlon Worldwide, Revlon Products, Revlon, Jones Apparel Group, Inc., Loral Space and Communications Ltd. and Rutherford-Moran Oil Corporation.

    STEPHEN G. TAUB joined the Company in 1975 as an Industrial Engineer and in 1982 became the Company's Vice President of Manufacturing. In 1987 Mr. Taub was elected Senior Vice President and his responsibilities included the Company's manufacturing, botanical and spice operations, as well as marketing of the Company's products to the confectionery and pharmaceutical industries in Western Europe. He became President and Chief Operating Officer of the Company on January 1, 1993.

    PRAMATHESH S. VORA joined the Company in 1977 as a chemical engineer. In 1978, Mr. Vora became the Research and Development Manager and in 1982, he was given responsibility for Quality Control. In 1984, Mr. Vora was elected Vice President of Research and Development, including areas of quality control and technical marketing. In January 1986, he was also given responsibility for international tobacco sales and marketing for Europe, Asia and South America. He became a Senior Vice President of the Company on January 1, 1993.

    PETER W. GRACE joined the Company in 1978 as Controller and was subsequently elected Vice President in January 1982. He is responsible for all domestic and international accounting, treasury and MIS functions of the Company. He became a Senior Vice President of the Company on January 1, 1993.

COMPENSATION OF DIRECTORS

    Directors who do not receive compensation as officers or employees of the Company or any of its affiliates are paid a fee of $25,000 per year plus $1,000 for each meeting of the board of directors or any committee that they attend.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the compensation that the Company paid to its Chief Executive Officer and the three most highly compensated officers for services in all capacities to the Company for the years ended December 31, 1996, 1995 and 1994:

                          SUMMARY COMPENSATION TABLE

Name and Principal                                                                       All Other
Position                            Year          Salary($)           Bonus($)        Compensation($)
------------------                  ----          ---------           --------        ---------------
Theo Folz                           1996           330,000            363,000                -
Vice Chairman of the                1995           300,000            300,000
Board of Directors,
Chief Executive Officer

Stephen G. Taub                     1996           400,000            475,000             3,963(a)
President & Chief Operating         1995           370,000            475,000            10,312(a)
Officer                             1994           290,000            290,000             4,748(a)

Pramathesh S. Vora                  1996           180,000            198,000             3,963(a)
Senior Vice President               1995           170,000            107,500             4,699(a)
                                    1994           140,000             84,000             4,414(a)

Peter W. Grace                      1996           158,500            174,350             4,139(a)
Senior Vice President -             1995           150,000             90,000             5,219(a)
Finance                             1994           140,000             94,000             4,278(a)

(a) All Other Compensation represents the Company matching 401(k) contributions and Supplemental Medical and Dental Expense Plan benefits.

     In 1996, through the date of the Aerospace Sale, Albert D. Indelicato acted as President and Chief Executive Officer of Pneumo Abex. He was paid a salary of $192,708 and a bonus of $1,000,000 for services rendered in this capacity.

COMPENSATION PLANS AND ARRANGEMENTS

     EMPLOYMENT AGREEMENTS. Certain of the Company's executive officers are parties to employment agreements with the Company or Mafco. The following is a description of certain terms of such agreements.

     Mr. Folz has an employment contract with Mafco which includes compensation for his duties as Chief Executive Officer of the Company. The portion allocable to the Company is reimbursed by the Company and is shown in the compensation table above. Mr. Folz received no other benefits from the Company nor is he a participant in the Company pension plans.

     The Company entered into an employment agreement with Mr. Taub which provides for him to be employed commencing on September 1, 1996 through December 31, 2000. At any time on or after December 31, 1999, the Company will have the right to give written notice of the non-renewal of the employment term. Upon the giving of such notice, the employment term is automatically extended so that it ends twelve months after the last day of the month in which the notice was given. From and after January 1, 2001 the employment term is extended on a day-to-day basis until the Company gives notice of non-renewal, as described above. Mr. Taub will be paid an annual base salary of not less than $400,000 for 1996 and $500,000 for 1997 through 2000, subject to increase at the discretion of the Company. Mr. Taub may earn a performance bonus of up to 150% of base salary, subject to an annual maximum of $1 million, pursuant to his participation in the Company's performance bonus plan ("Performance Bonus Plan"). All such bonus payments are subject to PCT stockholder approval of the Performance Bonus Plan. In the event of a breach of the agreement by the Company, Mr. Taub is entitled to terminate the employment agreement; in that event or in the event the Company terminates the agreement other than for cause or Mr. Taub's disability, Mr. Taub is generally entitled to receive payment of base salary and bonus and the continuation of benefits for the longer of the remaining term of the agreement or twelve months, offset by any other compensation Mr. Taub earns during this period.

     The Company also entered into employment agreements with Messrs. Grace and Vora which provide for each to be employed commencing on September 1, 1996 through December 31, 1999. At any time on or after December 31, 1998, the Company will have the right to give notice of the non-renewal of the employment term. Upon the giving of such notice the employment term is automatically extended so that it ends twelve months after the last day of the month in which the notice was given. From and after January 1, 2000, the employment term is extended on a day-to-day basis until the Company gives notice of non-renewal, as described above. Mr. Grace will be paid an annual base salary of not less than $158,500 subject to increase at the discretion of the Company. Mr. Vora will be paid an annual base salary of not less than $180,000, also subject to increase at the discretion of the Company. Messrs. Grace and Vora may earn a performance bonus of up to 150% of base salary, subject to an annual maximum of $1 million, pursuant to their participation in the Performance Bonus Plan. All such bonus payments are subject to PCT stockholder approval of the Performance Bonus Plan. In the event of a breach of an agreement by the Company, Messrs. Grace and Vora are entitled to terminate their respective employment agreements; in that event or in the event that the Company terminates an agreement other than for cause or disability, the executive is generally entitled to receive payment of base salary and bonus and the continuation of benefits for the longer of the remaining term of the agreement or twelve months, offset by any other compensation the executive earns during this period.

RETIREMENT PLANS

     PENSION PLAN FOR SALARIED EMPLOYEES. The Company established the Defined Benefit Pension Plan for Salaried Employees (the "Salaried Pension Plan") effective as of December 31, 1990, in replacement of a prior plan. Participants in the Salaried Pension Plan generally include participants under the prior plan and certain salaried exempt employees who are at least age 21 and credited with at least one thousand hours of service in any Plan Year (as defined in the Salaried Pension Plan) since the date such employee commenced employment.

     Benefits to participants vest fully after five years of service and such benefits are determined primarily by a formula taking into account an average final compensation determined by averaging the three consecutive completed calendar years of greatest compensation earned during the participant's service to the Company and the number of years of service attained by the individual participant. Benefits are subject to the maximum limitations imposed by federal law on pension benefits. The annual limitation in 1996 was $120,000, based on a maximum allowable compensation of $150,000. Such compensation is composed primarily of regular base salary, bonus and employer contributions to qualified deferred compensation plans. Subject to certain restrictions, participants may make voluntary after-tax contributions of up to ten percent of their aggregate compensation. Any such voluntary contributions are fully vested and nonforfeitable at all times.

     Benefits under the Salaried Pension Plan are payable upon normal retirement age of 65, vested termination, disability and death. A participant may elect to commence early benefit payments at any time after age 55 with 10 years of service at amounts reduced from those payable upon normal retirement age.

     The Company has established the Mafco Worldwide Corporation Benefit Restoration Plan (the "Restoration Plan") effective January 1, 1994 which was designed to restore retirement benefits to those employees whose eligible pension earnings were limited to $150,000 under regulations enacted by the Internal Revenue Service. OBRA '93 limited pension benefits under tax qualified plans based on maximum compensation of $150,000, which will be adjusted annually based upon inflation. Had the enactment of OBRA '93 not limited pension benefits under tax qualified plans the limit would have been $255,300 in 1996, The Restoration Plan was established to provide pension benefits to those employees who would have lost benefits due to the reduction in the maximum compensation allowed for the calculation of benefits under the Salaried Pension Plan. The Restoration Plan will not be funded and all other vesting and payment rules will follow the Salaried Pension Plan.

     The following table shows estimated annual benefits payable upon retirement under the Salaried Pension Plan and the Restoration Plan:

              Estimated Annual Straight Life Annuity Benefits at
              Retirement with Indicated Years of Credited Service

     Highest
   Consecutive
   Three Year
     Average
     Annual
  Compensation           15               20                25               30               35
  ------------        -------           -------          -------          -------           -------
     100,000           25,226            33,635           42,044           42,044            42,044
     125,000           32,726            43,635           54,544           54,544            54,544
     150,000           40,226            53,635           67,044           67,044            67,044
     175,000           47,726            63,635           79,544           79,544            79,544
     200,000           55,226            73,635           92,044           92,044            92,044
     225,000           62,726            83,635          104,544          104,544           104,544
     250,000           69,854            93,139          116,424          116,424           116,424
     300,000           69,854            93,139          116,424          116,424           116,424

Benefits shown above reflect the straight life benefit form of payment for employees, assume normal retirement at age 65, reflect the deduction for Social Security amounts, but do not reflect the offset for actuarial equivalent benefit derived from the employer contribution account in the 401(k) Plan.

As of December 31, 1996, credited years of service for each of the individuals listed on the Cash Compensation Table were as follows: Mr. Taub, 21 years; Mr. Grace, 18 years; and Mr. Vora, 19 years.

     COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. The Company did not have a compensation committee during 1996. Mr. Folz, who is Chief Executive Officer of the Company, is also a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the Company's common stock is indirectly owned by PCT. Mafco owns approximately 29% of the outstanding shares of PCT common stock. Mafco is 85% owned by Holdings and the sole stockholder of Holdings is Ronald O. Perelman, who is Chairman of the Board and Chief Executive Officer of Holdings and certain of its subsidiaries. The principal executive offices of Holdings are located at 35 East 62nd Street, New York, NY 10021.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TRANSFER AGREEMENT. In connection with the Abex Merger and the related Transfer of substantially all of Abex's consolidated assets and liabilities to a subsidiary of Mafco with the remainder being retained by the Company, the Company, PCT, a subsidiary of Mafco and another subsidiary of Abex entered into the Transfer Agreement. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

     The Transfer Agreement requires such subsidiary to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities retained by the Company. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance arrangements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of a bankruptcy of Pneumo Abex or PCT or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. The Transfer Agreement further provides for certain funding indemnification and cooperation arrangements between the Company and such subsidiary in respect of certain liabilities which may arise under the Employee Retirement Income Security Act of 1974 in respect of the sale of Abex Friction Products on November 21, 1994.

     INCOME TAXATION. On November 14, 1996, the Company and PCT entered into a Tax Sharing Agreement pursuant to which the Company agrees to pay to PCT amounts equal to the taxes that the Company would otherwise have to pay if it were to file separate income tax returns. Under existing federal regulations the Company is liable for the consolidated federal income taxes of PCT for any taxable year in which it is a member of the consolidated group of which PCT is the common parent.

     LICENSE AGREEMENT. Pursuant to the License Agreement, Holdings has licensed to the Company, on a royalty-free basis, the right to use the name "MacAndrews & Forbes" until November 12, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) (1 and 2) Financial statements and financial statement schedule II. See Index to Consolidated Financial Statements and Schedule which appears on page F-1 herein.

     (3) Exhibits

      EXHIBIT NO.                    DESCRIPTION

         1.1 Underwriting Agreement among Bear, Stearns & Co. Inc. and Morgan Stanley & Co. Incorporated and the Company.

         2.1 Master Asset Purchase Agreement, dated as of January 15, 1996, as amended, by and among the Company, PCT and Parker Hannifin, without exhibits and schedules (incorporated by reference to Exhibit 2.1 to PCT's Form 10-K dated December 31, 1995).

         2.2 Closing Agreement, dated as of April 15, 1996, by and among PCT, Pneumo Abex and Parker Hannifin (incorporated by reference to Exhibit 2.2 to PCT's Form 8-K dated April 30,
                  1996).

         2.3 Stock and VSR Purchase Agreement, dated as of October 23, 1996, by and among Mafco Consolidated Group, Inc., Power Control Technologies, Inc. and PCT International Holdings Inc. (incorporated by reference from Exhibit 7 of the Mafco Consolidated Group Inc.'s Schedule 13D, dated October 25, 1996, filed with respect to Power Control Technologies, Inc.)

         3.1      Certificate of Incorporation of the Company.

         3.2      By-laws of the Company.

         4.1 Form of Indenture, together with form of Senior Subordinated Note (incorporated by reference to Amendment No. 1 to Mafco Worldwide's Registration Statement on Form S-1 (33-48904) (the "1992 S-1")).

         4.2 First Supplemental Indenture, dated as of November 25, 1996, between Pneumo Abex Corporation and First Trust of New York, National Association, pursuant to the Indenture dated as of November 12, 1992 between Mafco Worldwide Corporation and First Trust of New York, National Association (successor to Security Pacific National Trust Company (New York), as trustee).

         4.3 Form of Purchase Agreement among Mafco Worldwide, Flavors Holdings Inc. and the institutional sellers party thereto (incorporated by reference to Amendment No. 2 to the 1992 S-1).

         4.4 Credit Agreement dated as of June 29, 1994 between the Company and the Banks (as defined in the Credit Agreement) and Chase Manhattan Bank, N.A., as agent (incorporated by reference to Mafco Worldwide Form 10-Q filed August 16,
                  1994).

         4.5 Consent Number 5 and First Amendment, dated as of November 11, 1996, to the Credit Agreement dated as of June 29, 1994 among Mafco Worldwide, the Banks (as defined in the Credit Agreement) and The Chase Manhattan Bank, N.A., as agent (incorporated by reference to Power Control Technologies Corporation's Form 10K filed on March 24, 1997).

         4.6 Consent Number 6 and Second Amendment, dated as of December 12, 1996, to the Credit Agreement, dated as of June 29, 1994 among Pneumo Abex Corporation, the Banks (as defined in the Credit Agreement) and The Chase Manhattan Bank, as agent (incorporated by reference to Power Control Technologies Corporation's Form 10K filed on March 24, 1997).

         4.7 Third Amendment dated as of February 5, 1997, to the Credit Agreement, dated as of June 29, 1994 among Pneumo Abex Corporation, the Banks (as defined in the Credit Agreement and The Chase Manhattan Bank, as agent (incorporated by reference to Power Control Technologies Corporation's Form 10K filed on March 24, 1997).

         4.8 Assumption Agreement, dated as of November 25, 1996, made by Pneumo Abex Corporation in favor of the Banks (as defined in the Assumption Agreement and The Chase Manhattan Bank (successor by merger to The Chase Manhattan Bank, N.A.) as agent (incorporated by reference to Power Control Technologies Corporation's Form 10K filed on March 24,
                  1997).

         10.1 Transfer Agreement among the Company, MCG Intermediate Holdings Inc., Pneumo Abex and PCT International Holdings Inc. (incorporated by reference to Exhibit 10.1 to PCT's Current Report on Form 8-K dated June 28, 1995).

         10.2 Stock Purchase Agreement, dated April 28, 1988, between Pneumo Abex and Whitman Corporation (incorporated by reference to Exhibit 2.1 to Pneumo Abex's Registration Statement on Form S-1, Commission File No. 33-22725) as amended by an Amendment, dated as of August 29, 1988, and a Second Amendment and related Settlement Agreement, dated September 23, 1991 (incorporated by reference to exhibit
                  10.4 to Abex Inc.'s Annual Report on Form 10-K for 1992).

         10.3 Asset Purchase Agreement, dated as of May 15, 1993, between Pneumo Abex and The BF Goodrich Company (incorporated by reference to Exhibit 2.1 to Abex Inc.'s Current Report on Form 8-K dated June 10, 1993).

         10.4 Asset Purchase Agreement, dated as of November 21, 1994, by and between Pneumo Abex and Wagner Electric Corporation (incorporated by reference to Exhibit 1 to Abex Inc.'s Current Report on Form 8-K dated November 21, 1994).

         10.5 Lease dated as of December 26, 1989, between MacAndrews & Forbes Group, Inc. and Fulton Bottom Associates, L.P., as amended on May 14, 1990, and as further amended on October 15, 1991.

         10.6 Contract dated as of May 31, 1994 between the Company and the Licorice and Paper Employees Association of Camden, NJ,.

         10.7 Agreement dated January 1, 1994 between M.F. Neal & Co. and Local Union No. 309T. Pages 137 to 155.

         10.8     Form of Reimbursement Agreement between the Company and
                  Holdings.

         10.9     Form of License Agreement between the Company and Holdings.

         10.10* Employment Contracts dated as of September 1, 1996, between the Company and Mr. Taub, Mr. Vora, and Mr. Grace.

         10.11 Form of Lease to be dated March 31, 1993 between the Company and H.W.R. Corporation.

         11.00* Tax Sharing Agreement between the Company and PCT dated as of November 14, 1996.

         22*      Subsidiaries of the Company.

         25*      Powers of Attorney executed by Messrs. Gittis, Folz and
                  Perelman.

         27*      Financial Data Schedule

      *  Filed herein.

(b) Reports on Form 8-K filed during last quarter of the year ended December 31, 1996.

               Report Dated November 25, 1996, pursuant to the change in control of the Registrant.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized in the City of Camden, State of New Jersey on March 31, 1997.

                                  MAFCO WORLDWIDE CORPORATION


                                  By:*
                                     -----------------------------------------
                                     Theo W. Folz
                                     Vice Chairman of the Board of Directors
                                      and Chief Executive Officer

                                  By:/s/ Stephen G. Taub
                                     -----------------------------------------
                                      Stephen G. Taub
                                      President and Chief Operating Officer

                                  By:/s/ Peter W. Grace
                                      -----------------------------------------
                                     Peter W. Grace
                                      Senior Vice President - Finance, and
                                      Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and of the dates indicated.

SIGNATURE                                   TITLE                 DATE
---------                                   -----                 ----

*                                    Chairman of the
--------------------------------     Board of Directors        March 31, 1997
Ronald O. Perelman

                                     Vice Chairman of the
                                     Board of Directors,
*                                    and Chief Executive
--------------------------------     Officer                   March 31, 1997
Theo W. Folz

*
--------------------------------
Howard Gittis                        Director                  March 31, 1997

* The undersigned by signing his name hereto does hereby execute this Form
10-K pursuant to powers of attorney filed as exhibits to this Form 10-K.

                                      By:/s/ Peter W. Grace
                                         ---------------------------------
                                          Peter W. Grace
                                          Attorney-in-Fact


                   PNEUMO ABEX CORPORATION AND SUBSIDIARIES


                    ITEM 8, ITEM 14 (A)(1) AND (2) AND (D)
                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                         FINANCIAL STATEMENT SCHEDULE
                         YEAR ENDED DECEMBER 31, 1996









The following consolidated financial statements of Pneumo Abex Corporation are included in Item 8:

As of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.


Report of Independent Auditors..............................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Income...........................................F-4

Consolidated Statements of Stockholder's Equity (Deficit)...................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

    The following financial statement schedule of Pneumo Abex Corporation is included in Item 14(d):

Schedule II - Valuation and Qualifying Accounts.............................F-18

     ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATION OF THE SECURITIES AND EXCHANGE COMMISSION ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE INAPPLICABLE AND, THEREFORE, HAVE BEEN OMITTED.

REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
Pneumo Abex Corporation

We have audited the accompanying consolidated balance sheets of Pneumo Abex Corporation (successor to Mafco Worldwide Corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(1 and 2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pneumo Abex Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                Ernst & Young LLP



New York, New York
February 11, 1997

                   PNEUMO ABEX CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN MILLIONS, EXCEPT SHARE DATA)

                                                                                                 DECEMBER 31,
                                                                                           ----------------------
                                                                                               1996          1995
                                                                                           ----------       -----
                                                       ASSETS
CURRENT ASSETS:
    Cash and cash equivalents........................................................          $  3.5       $ 8.5
    Trade accounts receivable, net...................................................            11.3        10.4
    Inventories   ...................................................................            46.3        45.5
    Prepaid expenses and other.......................................................             2.2         3.5
                                                                                               ------       -----
        Total current assets.........................................................            63.3        67.9

Property, plant and equipment, net...................................................            10.4        10.6

Pension asset........................................................................            14.1         -
Deferred tax asset...................................................................            34.8         1.0
Intangibles and other assets.........................................................             4.0         5.8
                                                                                              -------       ------

TOTAL ASSETS.........................................................................          $126.6       $85.3
                                                                                               ======       =====

                                    LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Current portion of long-term debt................................................         $   -        $ 10.2
    Foreign borrowings...............................................................             -           0.7
    Accounts payable.................................................................             5.2         5.6
    Accrued interest.................................................................             1.3         1.3
    Accrued compensation and benefits................................................             3.1         2.4
    Income taxes payable.............................................................             1.4         0.6
    Payable to parent................................................................             7.1         -
    Accrued expenses and other.......................................................             4.7         0.6
                                                                                                -----      ------
        Total current liabilities....................................................            22.8        21.4

Long-term debt.......................................................................            91.9       108.1
Other liabilities....................................................................             6.9         3.1

Commitments and contingencies........................................................             -           -

STOCKHOLDER'S EQUITY (DEFICIT):
    Common stock, par value $1.00 per share, 1,000 shares authorized,
        issued and outstanding.......................................................             -           -
    Additional paid-in-capital.......................................................            51.2         -
    Accumulated deficit..............................................................           (47.4)      (49.2)
    Currency translation adjustment..................................................             1.2         1.9
                                                                                               ------      ------

TOTAL STOCKHOLDER'S EQUITY (DEFICIT).................................................             5.0       (47.3)
                                                                                              -------       -----

TOTAL LIABILITIES & STOCKHOLDER'S EQUITY (DEFICIT)...................................          $126.6      $ 85.3
                                                                                               ======      ======

                See Notes to Consolidated Financial Statements




                   PNEUMO ABEX CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                             (DOLLARS IN MILLIONS)


                                                                                        YEAR  ENDED  DECEMBER
                                                                                 -----------------------------------
                                                                                 1996           1995          1994
                                                                                ------         ------        ------
              1994
NET SALES..............................................................          $103.4        $103.2         $95.6
Cost of sales..........................................................            57.4          60.0          57.4
                                                                                -------        ------        ------
GROSS PROFIT...........................................................            46.0          43.2          38.2
Selling, general & administrative expenses.............................             9.4           9.2           8.5
                                                                                -------        ------        ------
OPERATING INCOME.......................................................            36.6          34.0          29.7

Interest income........................................................            (0.4)         (0.5)         (0.2)
Interest expense.......................................................            12.5          13.5          14.7
Amortization of debt issuance costs....................................             0.9           0.9           0.9
Other, net.............................................................            (0.3)          0.3           0.2
                                                                                -------      --------        ------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS......................            23.9          19.8          14.1
Income taxes...........................................................             9.0           7.7           5.4
                                                                                -------        ------        ------

INCOME BEFORE EXTRAORDINARY LOSS.......................................            14.9          12.1           8.7

Extraordinary loss on refinancing of debt, net of tax
 benefits of $0.3 in 1996 and $1.7 in 1994.............................             0.6             -           2.7
                                                                                -------         --------     ------

NET INCOME.............................................................          $ 14.3         $12.1         $ 6.0
                                                                                 ======         =====         =====


                  See Notes to Consolidated Financial Statements

                                      F-4





                   PNEUMO ABEX CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                             (DOLLARS IN MILLIONS)



                                                                  ADDITIONAL    ACCUM-        CURRENCY
                                                     COMMON        PAID IN      ULATED       TRANSLATION
                                                      STOCK        CAPITAL      DEFICIT       ADJUSTMENT      TOTAL
                                                     -------     -----------    -------      ------------    --------

Balance December 31, 1993..................           $  -           $0.1        $(58.4)       $  -          $(58.3)
    Net income    .........................                                         6.0                         6.0
    Translation adjustment ................                                                       0.9           0.9
                                                      ------        ------       ------        -------       -------
Balance December 31, 1994..................              -            0.1         (52.4)          0.9         (51.4)
    Net income    .........................                                        12.1                        12.1
    Cash dividends paid....................                          (0.1)         (8.9)                       (9.0)
    Translation adjustment.................                                                       1.0           1.0
                                                      ------        ------       ------        -------       -------
Balance December 31, 1995..................              -            -           (49.2)          1.9         (47.3)
    Effect of Pneumo Abex Merger...........                          34.2                                      34.2
    Capital Contribution...................                          17.0                                      17.0
    Net income    .........................                                        14.3                        14.3
    Cash dividends paid....................                                       (12.5)                      (12.5)
    Translation adjustment.................                                                      (0.7)         (0.7)
                                                      ------        ------       ------        -------       -------
Balance December 31, 1996..................            $ -          $51.2        $(47.4)         $1.2          $5.0
                                                      =====         =====        ======         =====         =====

                   See Notes to Consolidated Financial Statements

                   PNEUMO ABEX CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                                       YEAR  ENDED  DECEMBER 31,
                                                                                  ---------------------------------
                                                                                   1996          1995          1994
                                                                                  ------        ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income..  .....................................................           $14.3         $12.1         $ 6.0

    Adjustments to reconcile net income to net cash flows provided by operating activities:
     Extraordinary loss................................................             0.9           -             4.4
     Depreciation and amortization.....................................             2.9           2.8           2.8
     Income of affiliates (higher) lower than distributions............             -             0.7          (0.3)
     Changes in assets and liabilities net of assets and
        liabilities from the Merger:
        Increase in trade accounts receivable..........................             -            (1.5)         (0.1)
        (Increase) decrease in inventories.............................            (1.2)          2.6           6.5
        Increase (decrease) in accounts payable........................            (0.4)         (0.4)          1.2
        Increase (decrease) in income taxes payable to parent..........             0.2           0.3          (3.2)
        Other, net.....................................................             2.9           0.5           1.3
                                                                                  ------        ------        ------
         Cash from operating activities................................            19.6          17.1          18.6
                                                                                  ------        ------        ------

CASH FLOWS USED IN INVESTING ACTIVITIES
    Capital expenditures...............................................            (1.9)         (2.3)         (1.9)
    Proceeds from sale of joint venture................................             -             0.1           0.4
                                                                                  ------        ------        ------
          Cash used in investing activities............................            (1.9)         (2.2)         (1.5)
                                                                                  ------        ------        ------

CASH FLOWS USED IN FINANCING ACTIVITIES
    Proceeds revolving credit facility.................................             7.3           -             -
    Foreign borrowings.................................................            (0.7)          0.7           -
    Dividends paid.....................................................           (12.5)         (9.0)          -
    Repayment of borrowings............................................           (33.8)         (5.7)        (57.4)
    Proceeds from long-term debt.......................................             -             -            50.0
    Refinancing costs..................................................             -             -            (4.0)
    Capital contribution...............................................            17.0           -             -
                                                                                  ------        ------        ------
          Cash used in financing activities............................           (22.7)        (14.0)        (11.4)
                                                                                  ------        ------        ------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................            (5.0)          0.9           5.7
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................             8.5           7.6           1.9
                                                                                  ------        ------        ------

CASH AND CASH EQUIVALENTS AT END OF YEAR...............................           $ 3.5         $ 8.5         $ 7.6
                                                                                  =====         =====         =====

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
    Interest ..........................................................           $12.5         $14.2      $   14.2
    Income taxes, net of refunds.......................................             7.4           6.6           6.3

                   See Notes to Consolidated Financial Statements
                                     F-6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


1.  BACKGROUND AND BASIS OF PRESENTATION

     Mafco Worldwide Corporation ("Mafco Worldwide"), a Delaware corporation, was formed in 1991. Prior to June 15, 1995, Mafco Worldwide was an indirect wholly owned subsidiary of Mafco Holdings Inc. ("Holdings"). On June 15, 1995, Holdings and Mafco Consolidated Group Inc. ("Mafco") formerly known as Abex Inc., consummated an agreement and plan of merger. As a result of the merger, Mafco Worldwide became an indirect wholly owned subsidiary of Mafco. On November 25, 1996, Mafco and Power Control Technologies, Inc., a Delaware corporation ("PCT"), consummated the transactions contemplated by a Stock and VSR Purchase Agreement (the "Purchase Agreement"), dated as of October 23, 1996, by and among Mafco, PCT and PCT International Holdings Inc., ("Purchaser") a Delaware corporation and wholly owned subsidiary of PCT. Pursuant to the Purchase Agreement, Purchaser acquired from Mafco, all the issued and outstanding shares (the "Shares") of capital stock of Flavors Holdings Inc., a Delaware corporation and wholly owned subsidiary of Mafco ("Flavors"), and 23,156,502 Value Support Rights (each a "VSR").

     In consideration for the Shares and VSRs, Purchaser paid Mafco cash in the amount of $180. In addition, Purchaser will pay Mafco deferred cash payments of $3.7 on June 30, 1997 and $3.5 on December 31, 1997.

     Mafco owns approximately 29% of the outstanding shares of PCT common stock.

     Immediately following the acquisition of Flavors, Purchaser contributed all outstanding shares of common stock of Pneumo Abex Corporation, a Delaware corporation ("Pneumo Abex" or the "Company"), to Flavors and Flavors contributed such shares to Mafco Worldwide, which resulted in Pneumo Abex becoming a wholly owned subsidiary of Mafco Worldwide. On November 25, 1996, Mafco Worldwide merged with and into Pneumo Abex (the "Merger") with Pneumo Abex being the surviving corporation, the directors of Mafco Worldwide becoming the directors of Pneumo Abex and Pneumo Abex becoming a wholly owned subsidiary of Flavors. Since Mafco Worldwide and Pneumo Abex were under common control at the time of the Merger, the Merger has been accounted for in a manner similar to a pooling-of-interests from November 25, 1996 with Mafco Worldwide as the predecessor company. In addition, Purchaser's basis of accounting is not reflected in these financial statements due to the Company's public debt.

     Pneumo Abex was incorporated in Delaware on June 30, 1986, and is an indirect wholly-owned subsidiary of PCT.

     PCT has been a public company since June 15, 1995 when shares of its common stock, par value $.01 per share (the "PCT Common Stock"), were publicly distributed (the "PCT Distribution") to existing stockholders of Abex Inc., PCT's former parent ("Abex"), in connection with the Abex Merger and the related transfer (the "Transfer") to a subsidiary of Mafco of substantially all of Abex's consolidated assets and liabilities, other than those relating to Abex NWL Aerospace Division ("Aerospace"), which continued to be owned by the Company. On July 16, 1992, Abex was spun off (the "Abex Distribution") from the Henley Group Inc. ("Henley Group"). Following the Abex Distribution and prior to the PCT Distribution, Abex, through the Company, sold three of its five operating divisions and combined the two others to form Aerospace. Prior to July 16, 1992, PCT was an indirect wholly owned subsidiary of Henley Group. On April 15, 1996, the Company sold to Parker Hannifin Corporation ("Parker Hannifin") its entire Aerospace operations including substantially all of its assets (the "Aerospace Sale").

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


     The Company and its predecessors have been in the business of producing licorice extract since 1850.

     The Company produces a variety of licorice products from licorice root, licorice extract produced by others and certain other flavor ingredients at its facilities in Camden, New Jersey and Gardanne, France. Approximately 72% of the Company's licorice sales are to the worldwide tobacco industry for use as flavoring and moistening agents in the manufacture of American blend cigarettes as well as other tobacco products (moist snuff, chewing tobacco and pipe tobacco). While licorice extract represents a small percentage of the total cost of manufacturing American blend cigarettes and other tobacco products, the particular formulation and quantity used by each brand is an important element in the brands flavor. The Company also sells licorice extract to worldwide confectioners, food processors and pharmaceutical manufacturers for use as flavoring or masking agents. In addition, the Company sells licorice root residue as a garden mulch under the name Right Dress. The Company manufactures and sells other non-licorice products which include natural flavors, spices and botanicals that are used as flavoring ingredients in food and tobacco products.

2.  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all material intercompany accounts and transactions. The Company accounts for its investments in affiliates on the equity method.

USE OF ESTIMATES

    The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION:

    Sales are recorded when title passes to customers.

CASH EQUIVALENTS:

    Cash equivalents with original maturities of 90 days or less (primarily short term money market funds) are carried at cost which approximates market.

INVENTORIES:

    Inventories are stated at the lower of cost or market value. Cost is determined principally by the first-in, first-out method.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment is recorded at cost and depreciated on a straight-line basis over the estimated useful lives of such assets ranging from 4 to 20 years. Leasehold improvements are amortized over their estimated useful lives or the terms of the leases, whichever is shorter. Repairs and maintenance are charged to operations as incurred, and expenditures for additions and improvements are capitalized.

INCOME TAXES:

    Prior to the Merger on November 25, 1996, Mafco Worldwide was included in the consolidated federal income tax return and, in some cases, the state income tax returns of Mafco who in turn was included in the consolidated income tax return of Holdings and its subsidiaries. Since the Merger the Company is included in the consolidated federal income tax return of PCT. For all periods presented federal and state income taxes are provided as if Mafco Worldwide filed its own income tax returns.

         The Company computes income taxes under the liability method. Under the liability method, deferred income taxes are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates. Net deferred tax assets are recorded when it is more likely than not that such tax benefits will be realized.

PENSION PLANS:

    The Company has pension plans which cover certain current and former employees who meet eligibility requirements. Benefits are based on years of service and, in some cases, the employee's compensation. The Company's policy is to contribute annually the minimum amount required pursuant to the Employee Retirement Income Security Act. Plan assets are principally invested in equity and fixed income securities. The Company also maintains a 401(k) plan for its non-union employees. Subsidiaries outside the United States have retirement plans under which funds are deposited with trustees.

RESEARCH AND DEVELOPMENT:

    Research and development expenditures are expensed as incurred. The amounts charged against income for the years ended December 31, 1996, 1995 and 1994 were $0.2, $0.3 and $0.3, respectively.

FOREIGN CURRENCY TRANSLATION:

    Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are generally translated at the average exchange rates prevailing during the period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations and those resulting from translation of financial statements are recorded as a component of stockholder's equity (deficit).

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


IMPAIRMENT OF LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995, and therefore the Company adopted SFAS 121 in the first quarter of 1996. The effect of the adoption had no impact on the Company's results of operations.

INTANGIBLE ASSETS:

    Intangible assets, representing goodwill is amortized on a straight-line basis over 40 years. Accumulated amortization aggregated $0.5 and $0.4 at December 31, 1996 and 1995, respectively. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill is to review the carrying value of goodwill if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill will be reduced to their estimated fair value.

3.  INVENTORIES

        Inventories consisted of the following:

                                                                              DECEMBER 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------       -------
        Raw materials and supplies....................................    $34.0         $32.8
        Work-in-process...............................................      0.4           0.3
        Finished goods................................................     11.9          12.4
                                                                           ----          ----
                                                                          $46.3         $45.5
                                                                          =====         =====

4.  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consisted of the following:

                                                                              DECEMBER 31,
                                                                        ----------------------
                                                                          1996          1995
                                                                        --------       -------
        Land..........................................................   $  0.4        $  0.4
        Buildings.....................................................      7.0           6.6
        Machinery and equipment.......................................     20.8          19.3
        Furniture and fixtures........................................      0.6           0.6
        Construction-in-progress......................................      0.2           0.6
                                                                         ------        ------
                                                                           29.0          27.5
        Accumulated depreciation......................................    (18.6)        (16.9)
                                                                          -----        ------
                                                                          $10.4         $10.6
                                                                          =====         =====

    Depreciation expense was $2.0, $1.8 and $1.8 in 1996, 1995 and 1994, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


5.  INCOME TAXES

    Information pertaining to the Company's income before income taxes and extraordinary loss and the applicable provision for income taxes, excluding amounts related to the 1996 and 1994 extraordinary losses, is as follows:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                               --------------------------------------
                                                                                  1996          1995          1994
                                                                               -----------   ----------     ---------
    Income before income taxes and extraordinary loss:
        Domestic ......................................................           $20.4         $17.9         $11.3
        Foreign........................................................             3.5           1.9           2.8
                                                                                  ------        ------        ------
                                                                                  $23.9         $19.8         $14.1
                                                                                  =====         =====         =====
    Provision for income taxes:
        Current:
           Federal.....................................................            $5.8          $5.4          $3.1
           State and Local.............................................             1.2           1.0           0.6
           Foreign.....................................................             1.0           0.6           0.5
                                                                                  -----        ------        ------
                                                                                    8.0           7.0           4.2
        Deferred:
           Federal.....................................................             0.9           0.6           1.0
           State and Local.............................................             0.1           0.1           0.2
           Foreign.....................................................
                                                                                  -----        ------        ------

                                                                                   $9.0          $7.7          $5.4
                                                                                   ====          ====          ====

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                       DECEMBER 31,
                                                                              --------------------------
                                                                                 1996            1995
                                                                              -----------       --------
    Deferred tax assets:
        Accounts receivable............................................          $  -            $0.6
        Accrued expenses and other liabilities ........................             2.1           0.8
        Property, plant and equipment..................................             5.2           0.9
        Inventory......................................................             0.4           0.4
        Intangible assets..............................................            29.2            -
        Pension liabilities............................................             -             0.6
        Net operating loss carryforwards...............................            67.9            -
        Capital loss carryforwards.....................................             7.0            -
                                                                                -------           -----
           Total deferred tax asset....................................           111.8           3.3
        Valuation allowance............................................           (71.9)           -
                                                                                  -----           ------
           Total deferred tax asset net of valuation allowance.........            39.9           3.3

    Deferred tax liabilities:
        Pension asset..................................................             5.1            -
        Unremitted foreign earnings....................................             -             0.6
        Other  ........................................................             0.1           0.3
                                                                               --------       -------
           Total deferred tax liability................................             5.2           0.9
                                                                                 ------       -------
           Net deferred tax asset......................................           $34.7          $2.4
                                                                                  =====          ====

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


    The purchase of Flavors resulted in an increase in the tax bases of assets and liabilities. Accordingly, the Company has recorded deferred tax assets for the temporary differences arising as a result of the acquisition of Flavors.

    As a result of the Merger, the Company has reduced the valuation allowance on net deferred tax assets. Based upon the historical results of the Company projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

    The effective tax rate on earnings before income taxes and extraordinary loss varies from the current statutory federal income tax rate as follows:

                                                                                    YEAR   ENDED   DECEMBER 31,
                                                                            -------------------------------------
                                                                                 1996          1995          1994
                                                                              ----------     --------      ------
        Statutory rate.................................................            35.0%       35.0%         35.0%
        State and local taxes, net.....................................             3.3         3.7           3.3
        Decrease in valuation allowance................................            (1.3)        -             -
        Other, net.....................................................             0.7         0.3            0.5
                                                                                  -----       ------          -----
                                                                                   37.7%       39.0 %         38.8%
                                                                                  =====       ======          =====

    At December 31, 1996, the Company had available Federal net operating loss carryforwards of approximately $194.0, which expire in the years 2000 through 2011.

    On November 25, 1996, the Company entered into a tax sharing agreement with its parent, PCT. Pursuant to such agreement, the Company agrees to pay its parent an amount equal to the federal and state income tax liability calculated as if the Company were filing separate tax returns.

    In order to protect the availability of the Company's net operating loss carryforwards, the PCT charter prohibits, subject to certain exceptions, transfers of PCT common stock until such date as fixed by the Board of Directors of PCT to any person who owns, or after giving effect to such transfer would own, at least 5% of the outstanding PCT common stock. The Company has been advised by counsel that the transfer restriction in the PCT charter is enforceable. The Company intends to take all appropriate action to preserve the benefit of the restriction including, if necessary, the institution of legal proceedings seeking enforcement.

    In connection with the Abex Merger and the Transfer, Mafco and PCT entered into a tax sharing agreement. Under the indemnification provisions of the tax sharing agreement and with respect to periods ending on or prior to June 15, 1995, Mafco will generally be required to pay any tax liabilities of the Company, except for foreign income taxes related to the Abex NWL Aerospace division.

    The IRS is currently examining the returns for the years 1989, 1990 and 1991. The Company has been notified by the IRS that its 1994 return and its short period 1995 return will be examined. The amount of net operating loss carryforwards available at December 31, 1996 could be affected by the outcome of this examination.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


6.  PENSION PLANS

    Certain current and former employees are covered under various retirement plans. Plans covering salaried employees generally provide pension benefits based on years of service and compensation. Plans covering hourly employees and union members generally provide stated benefits for each year of credited service. Plan assets are invested primarily in common stocks, mutual funds, fixed income securities and cash equivalents. The Company's funding policy is to contribute annually the statutory required minimum amount as actuarially determined.

    The following table reconciles the funded status of the Company's pension plans as of the dates indicated. (The 1996 reconciliation includes the Mafco Worldwide and Pneumo Abex plans, while the 1995 reconciliation includes only the Mafco Worldwide plans.):

                                                                                                   DECEMBER 31,
                                                                                              ---------------------
                                                                                                1996          1995
                                                                                              --------       -------
Actuarial present value of benefit obligation:
    Accumulated benefit obligation includes vested benefits of
        $119.3 and $8.8..............................................................          $119.4          $8.9
                                                                                               =======         ====

Plan assets at fair value............................................................          $150.2         $ 9.4
Less: projected benefit obligation for service rendered to date......................           121.2          10.5
                                                                                               ------          ----
Plan assets in excess of (less than) projected benefit obligation....................            29.0          (1.1)
Unrecognized transition obligation...................................................             -             0.2
Unrecognized prior service cost......................................................             0.1          (0.2)
Unrecognized net gain................................................................           (16.6)         (0.7)
                                                                                              -------        ------
Net pension asset (liability)........................................................          $ 12.5        $( 1.8)
                                                                                               ======        =======

    The Company has an unfunded supplemental benefit plan to provide salaried employees with retirement benefits which were limited by the enactment of OBRA
93. In addition, the Company has an unfunded benefit plan which provides benefits to certain former employees of Pneumo Abex. The projected benefit obligation after adjusting for prior service costs and unrecognized actuarial gains and losses included in other liabilities at December 31, 1996 was $1.2.

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligations was 7.5% as of December 31, 1996 and 1995. The rate of increase in future compensation levels reflected in the determination of the Company's two salaried plans was 4.5% - 5% for 1996 and 5% for 1995 for the Company's one salaried plan. The expected long-term rate of return on assets was 8% - 9% for the two salaried plans for 1996 and 8% for the one salaried plan for 1995 and 9% and 8% for the union pension plan for 1996 and 1995, respectively. Unrecognized items are being amortized over the estimated remaining service lives of active employees. Certain employees of the Company are covered under a union pension plan which provides for a benefit accrual based upon a flat dollar amount for each year of credited service.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



    Net periodic pension expense consisted of the following components:

                                                                                   YEAR ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                               1996          1995          1994
                                                                              ------        ------        ------
    Service cost-benefits earned during the period.....................        $0.4          $0.3           $0.3
    Interest cost on projected benefit obligation......................         1.5           0.8             .7
    Actual (gain) loss on plan assets..................................        (3.5)         (1.8)            .1
    Net amortization and deferrals.....................................         1.7           1.2           (0.7)
                                                                              -----         -----         ------
        Net pension expense............................................        $0.1          $0.5         $  0.4
                                                                               ====          ====         ======

7.  LONG-TERM DEBT

                                                                                                  DECEMBER 31,
                                                                                              ---------------------
                                                                                               1996           1995
                                                                                              ------         ------
   Senior Credit:
      Tranche A Term Loans...........................................................          $   -         $ 14.0
      Tranche B Term Loans...........................................................                          19.8
      Revolving Credit Loans                                                                      7.3
    11 7/8% Senior Subordinated Notes due 2002.......................................            84.6          84.5
                                                                                              -------       -------
                                                                                                 91.9         118.3
    Less:  current portion...........................................................               -          10.2
                                                                                              -------       -------
                                                                                                $91.9        $108.1
                                                                                              =======        ======


    The Senior Credit was entered into in June 1994 between the Company and a group of lenders. It was originally comprised of $30.0 in Tranche A Loans, $20.0 in Tranche B Loans, and $25.0 in Revolving Credit Loan commitments (the "Revolving Credit Loans"). The Tranche A and Tranche B loans were repaid in full on December 31, 1996 partially by a $17.0 capital contribution, the Company's available cash and borrowings of $7.3 under the revolving credit facility. The Revolving Credit Loans are payable in full by June 30, 1999, and there are no scheduled commitment reductions. In February 1997 the Senior Credit was amended to reduce the Revolving Credit Loans to $12.5 and to lower the interest rates. At December 31, 1996, $7.3 was borrowed under the Revolving Credit Loans and $2.3 was reserved for lender guarantees on outstanding letters of credit. The Senior Credit, as amended in February 1997, permits the Company to choose between various interest rate options and to specify the interest rate period to which the interest rate options are to apply, subject to certain parameters. Borrowing options available are (i) the Base Rate Loans (as defined) and (ii) Eurodollar Loans (as defined) plus a borrowing margin of 1.0%. The Senior Credit provides for a commitment fee of one quarter of one percent per annum on the unused Revolving Credit Loans. Obligations under the Senior Credit are secured by pledges of substantially all of the Company's domestic assets. The Senior Credit contains various restrictive covenants which include, among other things, limitations on indebtedness and liens, minimum interest coverage and fixed charge coverage ratios, operating cash flow maintenance and capital expenditure limits. The interest rate charged on outstanding senior credit borrowings at December 31, 1996 was 9.25%.

    In November 1992, the Company completed a public offering in which it sold $85.0 aggregate principal amount of 11 7/8% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes") at a price of 99.28% of face value. The Senior Subordinated Notes mature on November 15, 2002, and are not subject to redemption through the operation of a sinking fund. The Senior Subordinated Notes are subject to redemption at any time after November 15, 1997, at the option of the Company,

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)



in whole or in part, at redemption prices (expressed as percentages of the principal amount) for the 12 month period beginning each November 15:
1997-105.95%; 1998-103.96%; 1999-101.98% and 100% thereafter. Interest is payable semiannually in May and November. The Indenture relating to the Senior Subordinated Notes contains various restrictive covenants, which include restrictions on the incurrence of additional debt, payments of dividends and transactions with affiliates. In addition, upon the occurrence of a change in control whereby any person (as defined in the Indenture) acquires directly or indirectly more than 35% of the total voting power of all classes of the voting stock of the Company, each holder of the Senior Subordinated Notes has the right to require the Company subject to certain restrictions in the Senior Credit, to repurchase the Senior Subordinated Notes at 101% of face value. The Senior Subordinated Notes are subordinate in right of payment to the existing Senior Credit and all future senior indebtedness of the Company.

    The Company's French subsidiary has an agreement renewable annually with a local bank whereby it may borrow up to six million French francs
(approximately $1.2 at December 31, 1996) for working capital purposes. At December 31, 1996, no amounts were borrowed and at December 31, 1995, $0.7 was outstanding.

8.  FINANCIAL INSTRUMENTS

    Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade accounts receivable. The Company's customers are geographically dispersed, but are concentrated in the tobacco industry. Even though seven of the Company's ten largest customers are in the tobacco industry and account for approximately 58% of the Company's net revenues in 1996, the Company historically has had no material losses on its trade accounts receivable from customers in the tobacco industry. Probable bad debt losses have been provided for in the allowance for doubtful accounts.

    From time to time the Company enters into forward exchange contracts to hedge certain receivables and firm sales commitments denominated in foreign currencies. The effects of movements in currency exchange rates on these instruments are recognized when the related operating revenue is recognized. Realized gains and losses on foreign currency contracts are included in the underlying asset or liability being hedged and recognized in earnings when the future sales occur. At December 31, 1995, the Company had forward exchange contracts, all having maturities of less than one year, in the amount of $0.4. There were no outstanding contracts as of December 31, 1996.

    The fair values of the Company's foreign currency contracts approximate the carrying amounts at December 31, 1995.

    The carrying amounts for cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities approximate fair value. The fair value of long term debt was approximately $100.1 at December 31, 1996.

9.  RELATED PARTY TRANSACTIONS

    Included in the consolidated statements of earnings are sales to Consolidated Cigar Corporation ("Cigar") of $0.2, $0.3 and $0.3 for the years ended December 31, 1996, 1995 and 1994, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


10.  COMMITMENTS AND CONTINGENCIES

    Rental expense, which includes rent for facilities, equipment and automobiles under operating leases expiring through 2001, amounted to $0.5, $0.5 and $0.6 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum rental commitments for operating leases with noncancelable terms in excess of one year from December 31, 1996 are as follows:

        1997...................................            $0.5
        1998...................................             0.3
        1999...................................             0.2
        2000...................................             0.2
        2001 and thereafter....................             0.1
                                                           ----
                                                           $1.3
                                                           ====

    The Company had outstanding letters of credit totaling $2.3 and $2.5 at December 31, 1996 and 1995, respectively. Restricted cash of $1.7 at December 31, 1996 included in other assets reflects segregated cash held for the benefit of certain parties to cover certain insurance obligations.

    At December 31, 1996, the Company had obligations to purchase approximately $14.8 of raw materials.

    The Company is indemnified by third parties with respect to certain of its contingent liabilities, such as certain environmental and asbestos matters, as well as certain tax and other matters. In order to implement the Transfer, a subsidiary of Abex and PCT, the Company and certain other subsidiaries of PCT entered into a transfer agreement (the "Transfer Agreement"). Under the Transfer Agreement, substantially all of Abex's consolidated assets and liabilities, other than those relating to the Aerospace Business, were transferred to a subsidiary of Mafco, with the remainder being retained by the Company. The Transfer Agreement provides for appropriate transfer, indemnification and tax sharing arrangements, in a manner consistent with applicable law and existing contractual arrangements.

    The Transfer Agreement requires such subsidiary of Mafco to undertake certain administrative and funding obligations with respect to certain asbestos claims and other liabilities retained by the Company. The Company will be obligated to make reimbursement for the amounts so funded only when amounts are received by the Company under related indemnification and insurance agreements. Such administrative and funding obligations would be terminated as to asbestos products claims in the case of bankruptcy of the Company or PCT or of certain other events affecting the availability of coverage for such claims from third party indemnitors and insurers. The Transfer Agreement further provides for certain funding indemnification and cooperation arrangements between PCT, the Company and such subsidiary in respect of certain liabilities which may arise under the Employee Retirement Security Act of 1974 in respect of the sale of Pneumo Abex's friction products division in 1995.

    In addition, various legal proceedings, claims and investigations are pending against the Company and PCT, including those relating to commercial transactions, product liability, safety and health matters and other matters. PCT and Pneumo Abex are involved in various stages of legal proceedings, claims, investigations and cleanup relating to environmental natural resource matters, some of which relate to waste disposal sites. Most of these matters are covered by insurance, subject to deductibles and maximum limits, and by third-party indemnities.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)


    In the opinion of management, based upon the information available at this time, the outcome of the outstanding defective pricing and other matters referred to above will not have a material adverse effect on the Company's financial position or result of operations.

    The Company believes that it facilities are well maintained and are in substantial compliance with environmental laws and regulations.

11.  SIGNIFICANT CUSTOMER

    The Company has a significant customer in the tobacco industry , Philip Morris Companies, Inc., who accounted for approximately 26%, 25% and 26% of net sales in 1996, 1995 and 1994, respectively.

12.  GEOGRAPHIC SEGMENTS

    The Company operates in one business segment. Information related to the Company's geographic segments are presented below with the following definitions:

    Operating profit, as indicated below, represents net sales less operating expenses, foreign currency transaction income (loss) and other income (expense).

    Identifiable assets are those used by each geographic segment. Goodwill pertains to foreign operations and have been included in foreign identifiable assets. Corporate assets are principally domestic cash and cash equivalents, a pension asset and deferred charges.

                                                                                       YEAR ENDED DECEMBER 31
                                                                                -----------------------------------
                                                                                  1996          1995          1994
                                                                                -------       -------        ------
Net Sales:
    Domestic - U.S. ...................................................          $ 63.3         $62.7         $59.7
             - Export .................................................            27.0          25.4          24.9
    Foreign............................................................            13.1          15.1          11.0
                                                                                -------       -------        ------
                                                                                 $103.4        $103.2         $95.6
                                                                                 ======        ======         =====
Operating profit:
    Domestic...........................................................           $33.5         $30.6         $26.9
    Foreign............................................................             3.6           3.0           2.8
    Equity in unconsolidated subsidiaries..............................                -          0.4           0.1
                                                                                -------       -------        ------
                                                                                   37.1          34.0          29.8
Net interest expense and financing charges.............................           (13.2)        (14.2)        (15.7)
                                                                                -------       -------        ------
Income before income taxes and extraordinary loss......................           $23.9         $19.8         $14.1
                                                                                  =====         =====         =====


                                                                                      DECEMBER 31,
                                                                                  1996          1995
                                                                               --------        ------
Identifiable assets:
    Domestic (a).......................................................           $91.2         $55.0
    Foreign............................................................            16.3          17.5
    Corporate..........................................................            19.1          12.8
                                                                               --------        ------
                                                                                 $126.6         $85.3
                                                                               ========        ======

(a) Includes assets located in foreign countries of $0.8 and $1.8 at December 31, 1996 and 1995, respectively.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (DOLLARS IN MILLIONS)




                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)





                                                    BALANCE AT   CHARGED TO     CHARGED TO      OTHER(1)   BALANCE AT
                                                    BEGINNING    COSTS AND        OTHER       (DEDUCTIONS)    END
DESCRIPTION                                         OF PERIOD    EXPENSES        ACCOUNTS       ADDITIONS   OF PERIOD
-----------                                         ----------   -----------    -----------    -----------  ---------
Year ended December 31, 1994
     Deducted from asset accounts:
           Allowance for doubtful accounts.            $1.1           -            -              -            $1.1
                                                       ----        -----        -------        ------         ------

           Totals .........................            $1.1           -            -              -            $1.1
                                                       ====           =          ====             =            ====

Year ended December 31, 1995
     Deducted from asset accounts:
        Allowance for doubtful accounts....            $1.1           -            -            ($0.1)         $1.0
                                                      ----        -----        -------        ------         ------

           Totals .........................            $1.1           -            -            ($0.1)         $1.0
                                                      =====       ======       =======        ========          ====

Year ended December 31, 1996
     Deducted from asset accounts:
        Allowance for doubtful accounts....            $1.0       $(0.8)           -            $(0.1)         $0.1
                                                      ----        -----        -------        ------         ------

           Totals .........................            $1.0       $(0.8)           -            $(0.1)         $0.1
                                                      =====       ======       =======        =======          ====

Note:
    (1) Doubtful accounts written off, less recoveries, reclassifications and foreign translation adjustment.