Form 10-Q
period 1997-03-30
MAFCO WORLDWIDE CORP
filed 1997-05-13
CIK 61113

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
 EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ____________

Commission File Number  33-48904

                            PNEUMO ABEX CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                              06-1238996
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

THIRD STREET AND JEFFERSON AVENUE, CAMDEN, N.J.                     08104
--------------------------------------------------------------------------------
   (Address of principal executive offices)                       (Zip Code)


                                 609-964-8840
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                        (Registrant's former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days.  X  Yes    No
                                         ---     ---

           Indicate the number of shares outstanding of each of the
                    issuer's classes of common stock as of
                         the latest practicable date.

        Class                                       Outstanding at May 8, 1997
-----------------------                             --------------------------
Common Stock, $1.00 par                                       1,000


         As of May 8,1997, all of the Registrant's outstanding common stock was indirectly held by Power Control Technologies Inc.

                            PNEUMO ABEX CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                      THREE MONTH PERIODS ENDED
                                                         MARCH 30, MARCH 31,
                                                          1997       1996
                                                        -------      -------

NET SALES .......................................       $  27.2      $  26.0
Cost of sales ...................................          14.2         15.1
                                                        -------      -------
GROSS PROFIT ....................................          13.0         10.9

Selling, general and administrative expenses ....           2.3          2.4
                                                        -------      -------
OPERATING INCOME ................................          10.7          8.5

Interest income .................................        --              (.1)
Interest expense ................................           2.6          3.2
Amortization of debt issuance costs .............            .1           .2
Other, net ......................................           (.3)         (.1)
                                                        -------      -------

INCOME BEFORE INCOME TAXES ......................           8.3          5.3
Provision for income taxes ......................            .8          2.1
                                                        -------      -------

NET INCOME ......................................       $   7.5      $   3.2
                                                        =======      =======



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            PNEUMO ABEX CORPORATION



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN MILLIONS, EXCEPT SHARE DATA)

                                                                      MARCH 30,  DECEMBER 31,
                                                                        1997        1996
                                                                       -------     -------
                                                                      (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents .......................................   $    5.2  $    3.5
    Trade accounts receivable, net ..................................       13.4      11.3
    Inventories .....................................................       44.2      46.3
    Prepaid expenses and other ......................................         .6       2.2
                                                                        --------  --------
        Total current assets ........................................       63.4      63.3

Property, plant and equipment, net ..................................       10.4      10.4

Pension asset .......................................................       14.9      14.1
Deferred tax asset, net .............................................       34.8      34.8
Intangibles and other assets ........................................        5.1       4.0
                                                                        --------  --------
                                                                        $  128.6  $  126.6

                      LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Accounts payable ................................................   $    4.7  $    5.2
    Accrued interest ................................................        3.8       1.3
    Accrued compensations and benefits ..............................        2.7       3.1
    Income taxes payable ............................................        2.0       1.4
    Payable to parent ...............................................        7.1       7.1
    Other accrued expenses ..........................................        5.1       4.7
                                                                        --------  --------
        Total current liabilities ...................................       25.4      22.8

Long-term debt ......................................................       84.6      91.9
Other liabilities ...................................................        7.0       6.9

Commitments and contingencies

STOCKHOLDER'S EQUITY:
    Common stock, par value $1.00 per share, 1,000 shares authorized,
        issued and outstanding ......................................       --        --
    Additional paid-in-capital ......................................       51.2      51.2
    Accumulated deficit .............................................      (39.9)    (47.4)
    Currency translation adjustment .................................         .3       1.2
                                                                        --------  --------
        Total stockholder's equity ..................................       11.6       5.0
                                                                        --------  --------

                                                                        $  128.6  $  126.6
                                                                        ========  ========



      See Notes to Unaudited Condensed Consolidated Financial Statements.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                           THREE MONTH PERIODS ENDED
                                                              MARCH 30, MARCH 31,
                                                               1997       1996
                                                               ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................       $  7.5     $  3.2
                                                              ------     ------
Adjustments to reconcile net income to total cash
 provided by operating activities:
    Depreciation and amortization .....................           .6         .7
    Changes in assets and liabilities net of assets and
      liabilities from the Merger:
       Increase in trade accounts receivable ..........         (2.3)      (1.4)
       Decrease in inventories ........................          1.7         .1
       Decrease in accounts payable ...................          (.4)       (.5)
       Other, net .....................................          3.9        3.2
                                                              ------     ------
       Cash provided by operating activities ..........         11.0        5.3
                                                              ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................................          (.7)       (.4)
Investment in joint venture, net ......................         (1.1)      --
                                                              ------     ------
Cash used in investing activities .....................         (1.8)       (.4)
                                                              ------     ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of borrowings ...............................         (7.3)      (5.9)
                                                              ------     ------
    Cash used in financing activities .................         (7.3)      (5.9)

Effect of exchange rate changes on cash ...............          (.2)       (.1)
                                                              ------     ------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..          1.7       (1.1)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......          3.5        8.5
                                                              ------     ------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............       $  5.2     $  7.4
                                                              ======     ======


      See Notes to Unaudited Condensed Consolidated Financial Statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN MILLIONS)
                                  (UNAUDITED)

1.  BACKGROUND AND BASIS OF PRESENTATION

    Pneumo Abex Corporation (the "Company"or "Pneumo Abex"), a Delaware corporation, is the successor to a merger between Mafco Worldwide Corporation ("Mafco Worldwide") and Pneumo Abex (the "Merger") and is an indirect wholly-owned subsidiary of Power Control Technologies Inc. ("PCT").

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

    The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's 1996 Form 10-K. All terms used but not defined elsewhere herein have the meanings ascribed to them in the Company's 1996 Form 10-K.

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:



                                                   MARCH 30,     DECEMBER 31,
                                                     1997            1996
                                                   ---------     ------------
    Raw materials and supplies                      $31.4           $34.0
    Work-in-process                                    .4              .4
    Finished goods                                   12.4            11.9
                                                    -----           -----
                                                    $44.2           $46.3
                                                    =====           =====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

    The Company's revenues are principally derived from sales of licorice extract to the tobacco and confectionery industries for use as a flavoring ingredient. Sales are recorded when title passes.

Three month period ended March 30, 1997 compared with the three month period ended March 31, 1996

    Net sales were $27.2 million in 1997 and $26.0 million in 1996, an increase of $1.2 million or 4.6%. This increase was due to higher shipment volume primarily to the company's US tobacco customers.

    Cost of sales was $14.2 million and $15.1 million in 1997 and 1996, respectively, a decrease of $0.9 million or 5.7%. This decrease was primarily due to a decrease in raw material costs. As a percentage of net sales, cost of sales decreased to 52.2% in 1997 from 57.9% in 1996 due to the lower raw material costs.

     Selling, general and administrative ("SG&A") expenses were $2.3 million and $2.4 million in 1997 and 1996, respectively.

    Interest expense, net was $2.6 million in 1997 and $3.1 million in 1996, a decrease of $0.5 million or 17.1%. The decrease was due to lower average debt outstanding in 1997 as compared to 1996.

     The provision for income taxes as a percentage of earnings before income taxes was 9.8% in 1997 and 39.3% in 1996. The tax provision in the first quarter of 1997 reflects a benefit of approximately 21% of income before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of the Company projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $11.0 million and $5.3 million for the three month periods ended March 30, 1997 and March 31, 1996, respectively. The increase of $5.7 million in 1997 was due to higher net earnings in 1997, and a larger decrease in inventories in 1997. The Company's working capital requirements, especially for accounts receivables and inventory are affected by customer demand, by current and prospective supplies of raw materials and raw material prices. Management believes the current inventory of $44.2 million is adequate to meet customer requirements. Inventory levels may fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at favorable prices while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers. Capital expenditures for the three month periods ended March 30, 1997 and March 31, 1996 were $0.7 million and $0.4 million, respectively

    Under the Senior Credit agreement as amended, the Company may borrow up to $12.5 million under a revolving credit facility. At March 30, 1997 there were no borrowings under the facility and approximately $3.7 million of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $8.8 million under the Company's revolving credit facility, cash on hand and cash flow from operations will be sufficient to meet the Company's working capital, capital expenditure and debt service needs through the end of 1997.

                          PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits
             27*  Financial Data Schedule

    * Filed herein

    (b) Reports on Form 8-K
           There were no reports filed on Form 8-K during the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PNEUMO ABEX CORPORATION
                                         (Registrant)


Date:  May 9, 1997                 By: /s/Stephen G. Taub
                                       ----------------------------------------
                                        Stephen G. Taub
                                        President and Chief Operating
                                        Officer

Date:  May 9, 1997                 By:/s/ Peter W. Grace
                                       ----------------------------------------
                                        Peter W. Grace
                                        Senior Vice President - Finance and
                                        Principal Accounting Officer