Form 10-Q
period 1997-06-29
MAFCO WORLDWIDE CORP
filed 1997-08-08
CIK 61113

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1997
                                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File Number  33-48904

                            PNEUMO ABEX CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              DELAWARE                                    06-1238996
------------------------------------       ------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

THIRD STREET AND JEFFERSON AVENUE, CAMDEN, N.J.                       08104
-------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

                                  609-964-8840
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
                         (Registrant's former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

            Indicate the number of shares outstanding of each of the
                     issuer's classes of common stock as of
                          the latest practicable date.

         Class                                    Outstanding at August 7, 1997
-----------------------                           -----------------------------
Common Stock, $1.00 par                                       1,000

        As of August 7, 1997, all of the Registrant's outstanding common stock was indirectly held by M & F Worldwide Corp.

                            PNEUMO ABEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                THREE MONTH PERIODS ENDED   SIX MONTH PERIODS ENDED
                                                                -------------------------   -----------------------
                                                                  JUNE 29,     JUNE 30,      JUNE 29,      JUNE 30,
                                                                    1997         1996          1997          1996
                                                                  --------     --------      --------      --------
NET SALES...............................................           $24.3        $26.6         $51.5         $52.7
Cost of sales...........................................            12.7         14.3          26.9          29.4
                                                                   -----        -----         -----         -----

GROSS PROFIT............................................            11.6         12.3          24.6          23.3
Selling, general and administrative expenses                         2.5          2.5           4.8           4.9
                                                                   -----        -----         -----         -----

OPERATING INCOME........................................             9.1          9.8          19.8          18.4

Interest expense, net...................................             2.5          3.0           5.1           6.1
Amortization of debt issuance costs                                  0.1          0.3           0.2           0.6
Other, net..............................................            (0.5)        (0.1)         (0.8)         (0.2)
                                                                   -----        -----         -----         -----

INCOME BEFORE INCOME TAXES..............................             7.0          6.6          15.3          11.9
Provision for income taxes..............................             0.9          2.6           1.7           4.7
                                                                   -----        -----         -----         -----

NET INCOME..............................................           $ 6.1        $ 4.0         $13.6         $ 7.2
                                                                   =====        =====         =====         =====

      See Notes to Unaudited Condensed Consolidated Financial Statements.


                            PNEUMO ABEX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                                        JUNE 29,    DECEMBER 31,
                                                                          1997          1996
                                                                        --------    ------------
                                     ASSETS
CURRENT ASSETS:

    Cash and cash equivalents..................................          $ 10.6        $  3.5
    Trade accounts receivable, net.............................            11.5          11.3
    Inventories ...............................................            45.3          46.3
    Prepaid expenses and other.................................             0.9           2.2
                                                                         ------        ------
        Total current assets...................................            68.3          63.3

Property, Plant and Equipment, Net.............................            10.2          10.4

Pension asset..................................................            15.6          14.1
Deferred tax asset, net........................................            34.8          34.8
Intangibles and other assets...................................             5.1           4.0
                                                                         ------        ------
                                                                         $134.0        $126.6
                                                                         ======        ======
                       LIABILITIES & STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:

    Foreign borrowings.........................................          $  0.4        $  -
    Accounts payable...........................................             4.9           5.2
    Accrued interest...........................................             1.2           1.3
    Accrued compensations and benefits.........................`            3.2           3.1
    Income taxes payable.......................................             2.0           1.4
    Payable to parent..........................................             7.2           7.1
    Other accrued expenses.....................................             5.9           4.7
                                                                         ------        ------
        Total current liabilities..............................            24.8          22.8

Long-Term Debt.................................................            84.6          91.9
Other liabilities..............................................             7.2           6.9

Commitments and contingencies..................................

STOCKHOLDER'S EQUITY:

    Common stock, par value $1.00, 1,000 shares authorized,
        issued and outstanding.................................             -             -
    Additional paid-in-capital.................................            51.2          51.2
    Accumulated deficit........................................           (33.8)        (47.4)
    Currency translation adjustment............................             -             1.2
                                                                         ------        ------
Total Stockholder's equity.....................................            17.4           5.0
                                                                         ------        ------
                                                                         $134.0        $126.6
                                                                         ======        ======

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            PNEUMO ABEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)

                                                                  SIX MONTH PERIODS ENDED
                                                                  -----------------------
                                                                  JUNE 29,       JUNE 30,
                                                                    1997           1996
                                                                  --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income. ....................................................    $13.6          $ 7.2
                                                                    -----          -----
Adjustments to reconcile net income to total cash
 provided by operating activities:
    Depreciation and amortization...............................      1.2            1.5
    Changes in assets and liabilities net of assets and
     liabilities from the Merger:
       Increase in trade accounts receivables...................      (.5)          (2.8)
       Decrease in inventories..................................       .4            2.3
       Decrease in accounts payable ............................      (.1)          (1.3)
       Other, net...............................................      1.6            2.0
                                                                    -----          -----
       Cash provided by operating activities....................     16.2            8.9
                                                                    -----          -----

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures............................................     (1.1)           (.9)
Investment in joint venture.....................................     (1.4)             -
Proceeds from the sale of land..................................       .6              -
                                                                    -----          -----
Cash used in investing activities...............................     (1.9)           (.9)
                                                                    -----          -----

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of borrowings.........................................     (6.9)          (6.9)
Dividend paid...................................................        -           (7.0)
                                                                    -----          -----
Cash used in financing activities...............................     (6.9)         (13.9)
                                                                    -----          -----

Effect of exchange rate changes on cash.........................      (.3)           (.1)
                                                                    -----          -----

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  7.1           (6.0)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      3.5            8.5
                                                                    -----          -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD......................    $10.6          $ 2.5
                                                                    =====          =====

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                            PNEUMO ABEX CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN MILLIONS)
                                  (UNAUDITED)

1.  BACKGROUND AND BASIS OF PRESENTATION

    Pneumo Abex Corporation (the "Company" or "Pneumo Abex"), a Delaware corporation, is the successor to a merger between Mafco Worldwide Corporation ("Mafco Worldwide") and Pneumo Abex (the "Merger") and is an indirect wholly-owned subsidiary of M & F Worldwide Corp.

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

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                                                   JUNE 29,     DECEMBER 31,
                                                     1997           1996
                                                   --------     ------------
         Raw materials and supplies                  $31.2          $34.0
         Work-in-process                                .4             .4
         Finished goods                               13.7           11.9
                                                     -----          -----
                                                     $45.3          $46.3
                                                     =====          =====

                            PNEUMO ABEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

    The Company's revenues are principally derived from sales of licorice extract to the tobacco and confectionery industries for use as a flavoring ingredient. Sales are recorded when title passes to customers.

Three month period ended June 29, 1997 compared with the three month period ended June 30, 1996

    Net sales were $24.3 million in 1997 and $26.6 million in 1996. The decrease of $2.3 million was due to lower sales of non licorice flavors and a shift in the timing of licorice flavor sales between the first and second quarters of 1997 as compared to 1996.

    Cost of sales was $12.7 million and $14.3 million in 1997 and 1996 respectively, a decrease of $1.6 million or 11.2% due to the lower sales volume. As a percentage of net sales, cost of sales decreased to 52.3% in 1997 from 53.8% in 1996 due to lower raw material costs.

    Selling, general and administrative ("SG&A") expenses were $2.5 million in 1997 and 1996. As a percentage of net sales, SG&A expenses were 10.3% in 1997 and 9.4% in 1996. This increase was due to the lower sales volume in 1997.

    Interest expense, net was $2.5 million in 1997 and $3.0 million in 1996, a decrease of $0.5 million or 16.7%. The decrease was due to lower average debt outstanding in 1997 as compared to 1996.

    The provision for income taxes as a percentage of earnings before income taxes was 12.9% in 1997 and 39.4% in 1996. The tax provision in the second quarter of 1997 reflects a benefit of approximately 23% of income before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of the Company projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

Six month period ended June 29, 1997 compared with the six month period ended June 30, 1996

    Net sales were $51.5 million in 1997 and $52.7 million in 1996. The decrease of $1.2 million was due to lower sales of non licorice flavors partially offset by slightly higher licorice sales.

    Cost of sales was $26.9 million and $29.4 million in 1997 and 1996, respectively, a decrease of $2.5 million or 8.5% due to the decrease in sales volume, the change in the mix of products sold and lower raw material costs. As a percentage of net sales, cost of sales decreased to 52.2% in 1997 from 55.8% in 1996 primarily due to the change in the mix of products sold and lower raw material costs.

                            PNEUMO ABEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    SG&A expenses were $4.8 million and $4.9 million in 1997 and 1996, respectively. As a percentage of net sales, SG&A expenses were 9.3% in 1997 and 1996.

    Interest expense, net was $5.1 million in 1997, and $6.1 million in 1996, a decrease of $1.0 million or 16.4%. The decrease was due to lower average debt outstanding in 1997 as compared to 1996.

    The provision for income taxes as a percentage of earnings before income taxes was 11.1% in 1997 and 39.5% in 1996. The tax provision for the six months ended June 29, 1997 reflects a benefit of approximately 21% of income before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of the Company projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $16.2 million and $8.9 million for the six month periods ended June 29, 1997 and June 30, 1996, respectively. The increase of $7.3 million in 1997 was primarily due to higher net income in 1997. The Company's working capital requirements, especially for accounts receivables and inventory are affected by customer demand, by current and prospective supplies of raw materials and raw material prices. The Company believes that the current inventory of $45.3 million is adequate to meet customer requirements. Management expects that inventory levels may continue to fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at favorable prices while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers. Capital expenditures for the six month periods ended June 29, 1997 and June 30, 1996 were $1.1 million and $0.9 million, respectively.

    Under the Senior Credit agreement, the Company may borrow up to $12.5 million under a revolving credit facility. At June 29, 1997, there were no borrowings under the facility and approximately $4.2 million of this facility had been reserved to support lender guarantees for outstanding letters of credit. Management believes the remaining availability of approximately $8.3 million under the Company's revolving credit facility will be sufficient to meet the Company's working capital, capital expenditure and debt service needs through the end of 1997. The Company's French subsidiary has an agreement with a local bank whereby it may borrow up to six million French francs (approximately $1.0 million) for working capital. At June 30, 1997, approximately $0.4 million was outstanding. The Company anticipates that it will call the 11 7/8 Senior Subordinated Notes due 2002 for redemption on November 15, 1997, the first call date.

                            PNEUMO ABEX CORPORATION

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


                                      PNEUMO ABEX CORPORATION
                                             (Registrant)

Date:  August 7, 1997                 By: /s/ Stephen G. Taub
                                          -------------------------------------
                                          Stephen G. Taub
                                          President and Chief Operating Officer



Date:  August 7, 1997                 By: /s/ Peter W. Grace
                                          -------------------------------------
                                          Peter W. Grace
                                          Chief Financial Officer