Form 10-Q
period 1997-09-28
MAFCO WORLDWIDE CORP
filed 1997-11-12
CIK 61113

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number  33-48904

                            PNEUMO ABEX CORPORATION
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           DELAWARE                                       06-1238996
-----------------------------------             -----------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

THIRD STREET AND JEFFERSON AVENUE, CAMDEN, N.J.              08104
-----------------------------------------------            ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirement for the past 90 days. ___ Yes   X No

            Indicate the number of shares outstanding of each of the
                     issuer's classes of common stock as of
                          the latest practicable date.

         Class                                Outstanding at November 7, 1997
-----------------------                       -------------------------------
Common Stock, $1.00 par                                    1,000

        As of November 7, 1997, all of the Registrant's outstanding common stock was indirectly held by M & F Worldwide Corp.

                            PNEUMO ABEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)
                                  (UNAUDITED)



                                                               THREE MONTH PERIODS ENDED  NINE MONTH PERIODS ENDED
                                                               -------------------------  ------------------------
                                                                SEPT. 28,    SEPT. 29,      SEPT. 28,     SEPT. 29,
                                                                  1997          1996          1997          1996
                                                                ---------    ---------      ---------     ---------
NET SALES...............................................           $23.6        $25.1         $75.1         $77.7
Cost of sales...........................................            12.5         14.3          39.3          43.6
                                                                   -----        -----         -----         -----

GROSS PROFIT............................................            11.1         10.8          35.8          34.1
Selling, general and administrative expenses............             2.1          1.6           7.0           6.5
                                                                   -----       ------         -----         -----

OPERATING INCOME........................................             9.0          9.2          28.8          27.6

Interest expense, net...................................             2.4          3.0           7.5           9.1
Amortization of debt issuance costs.....................             0.1          0.3           0.3           0.9
Other, net..............................................            (0.3)         -            (1.0)         (0.1)
                                                                  -------      ------        -------       -------

INCOME BEFORE INCOME TAXES..............................             6.8          5.9          22.0          17.7
Provision for income taxes..............................             0.8          2.3           2.5           6.9
                                                                   -----        -----         -----        ------

NET INCOME..............................................           $ 6.0        $ 3.6         $19.5         $10.8
                                                                   =====        =====         =====         =====

     See Notes to Unaudited Condensed Consolidated Financial Statements.

                           PNEUMO ABEX CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)
                                  (UNAUDITED)



                                                                                          SEPTEMBER 28,  DECEMBER 31,
                                                                                              1997           1996
                                                                                          -------------  ------------
                                    ASSETS
CURRENT ASSETS:
    Cash and cash equivalents........................................................          $ 12.1       $  3.5
    Trade accounts receivable, net...................................................            11.8         11.3
    Inventories   ...................................................................            48.4         46.3
    Prepaid expenses and other.......................................................             1.2          2.2
                                                                                              -------      -------
        Total current assets.........................................................            73.5         63.3

Property, Plant and Equipment, Net...................................................            10.4         10.4

Pension asset........................................................................            16.4         14.1
Deferred tax asset, net..............................................................            34.8         34.8
Intangibles and other assets.........................................................             4.9          4.0
                                                                                              -------      -------
                                                                                               $140.0       $126.6
                                                                                              =======      =======
                   LIABILITIES & STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
    Foreign borrowings...............................................................          $  0.3       $    -
    Accounts payable.................................................................             5.4          5.2
    Accrued interest.................................................................             3.7          1.3
    Accrued compensations and benefits...............................................             4.1          3.1
    Income taxes payable.............................................................             2.6          1.4
    Payable to parent................................................................             3.5          7.1
    Other accrued expenses...........................................................             5.2          4.7
                                                                                              -------      -------
        Total current liabilities....................................................            24.8         22.8

Long-Term Debt...................................................................                84.6         91.9
Other liabilities....................................................................             7.2          6.9

Commitments and contingencies........................................................

STOCKHOLDER'S EQUITY:
    Common stock, par value $1.00, 1,000 shares authorized,
        issued and outstanding.......................................................               -            -
    Additional paid-in-capital.......................................................            51.2         51.2
    Accumulated deficit..............................................................           (27.8)       (47.4)
    Currency translation adjustment..................................................               -          1.2
                                                                                              -------      -------
Total Stockholder's equity...........................................................            23.4          5.0
                                                                                              -------      -------
                                                                                               $140.0       $126.6
                                                                                              =======      =======

      See Notes to Unaudited Condensed Consolidated Financial Statements.

                           PNEUMO ABEX CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)
                                  (UNAUDITED)


                                                                                            NINE MONTH PERIODS ENDED
                                                                                            ------------------------
                                                                                          SEPTEMBER 28,    SEPTEMBER 29,
                                                                                               1997            1996
                                                                                          -------------    -------------
    CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income. . .............................................................                 $19.5         $10.8
                                                                                                -----         -----
    Adjustments to reconcile net income to total cash
     provided by operating activities:
        Depreciation and amortization..........................................                   1.9           2.2
        Changes in assets and liabilities net of assets and
         liabilities from the Merger:
           Increase in trade accounts receivables..............................                   (.9)         (0.7)
           (Increase) decrease in inventories..................................                  (2.8)          1.2
           Increase (decrease) in accounts payable.............................                    .5          (1.2)
           Other, net..........................................................                  (1.8)          5.6
                                                                                               ------        ------
           Cash provided by operating activities...............................                  16.4          17.9
                                                                                               ------        ------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures.......................................................                  (1.8)         (1.5)
    Investment in joint venture................................................                  (1.4)            -
    Proceeds from the sale of land.............................................                    .9             -
                                                                                              -------        ------
    Cash used in investing activities..........................................                  (2.3)         (1.5)

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of borrowings....................................................                  (6.9)         (7.9)
    Dividend paid..............................................................                     -          (7.0)
    Restricted cash............................................................                   1.6             -
                                                                                              -------        ------
    Cash used in financing activities..........................................                  (5.3)        (14.9)
                                                                                              -------        ------

    Effect of exchange rate changes on cash....................................                   (.2)         (0.1)
                                                                                              -------        ------

    NET INCREASE IN CASH AND CASH EQUIVALENTS..................................                   8.6           1.4
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...........................                   3.5           8.5
                                                                                              -------        ------

    CASH AND CASH EQUIVALENTS AT END OF PERIOD.................................                $12.1         $ 9.9
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

2.  INVENTORIES

    Inventories are valued at the lower of cost or market and consist of the following:

                                             SEPTEMBER 28,       DECEMBER 31,
                                                 1997                1996
                                             -------------       ------------

    Raw materials and supplies                   $35.2                  $34.0
    Work-in-process                                 .4                     .4
    Finished goods                                12.8                   11.9
                                                ------                 ------
                                                 $48.4                  $46.3
                                                 =====                  =====

3.  LONG TERM DEBT REFINANCING

    On October 17, 1997, the Company informed the trustee of the 11 7/8% Senior Subordinated Notes due 2002 (the "Notes") that it will call the $85.0 principal amount of the Notes for redemption on November 15, 1997. On September 30, 1997, the Company signed a commitment letter whereby a group of banks will provide a new revolving credit facility (the "Revolving Credit Facility") of $120.0. The Company anticipates using cash and a portion of the proceeds from the Revolving Credit Facility to finance the principal amount of the Notes, together with a call premium of approximately $5.0. The Revolving Credit Facility which expires on November 15, 2002, will be unsecured, will have no mandatory prepayments and will have interest rates at less than one percent over LIBOR. The Revolving Credit Facility contains various restrictive covenants which limit, among other things, the Company's ability to incur debt and pay dividends.

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

Three month period ended Sept. 28, 1997 compared with the three month period ended Sept. 29, 1996

    Net sales were $23.6 million in 1997 and $25.1 million in 1996. The decrease of $1.5 million was due to lower sales of licorice products to the Company's tobacco and non-tobacco customers.

    Cost of sales was $12.5 million and $14.3 million in 1997 and 1996 respectively, a decrease of $1.8 million or 12.6% due to the lower sales volume and lower material costs. As a percentage of net sales, cost of sales decreased to 53.0% in 1997 from 57.0% in 1996 due to lower raw material costs.

    Selling, general and administrative ("SG&A") expenses were $2.1 million in 1997 and $1.6 million in 1996. The increase in 1997 is due to a $0.8 million bad debt recovery in 1996. Excluding this recovery, 1996 SG&A expenses were $2.4 million. As a percentage of net sales SG&A expenses were 8.9% in 1997 and 9.6% (excluding the bad debt recovery) in 1996.

    Interest expense, net was $2.4 million in 1997 and $3.0 million in 1996, a decrease of $0.6 million or 20.0%. The decrease was due to lower average debt outstanding in 1997 as compared to 1996.

    The provision for income taxes as a percentage of earnings before income taxes was 11.8% in 1997 and 40.0% in 1996. The tax provision in the third quarter of 1997 reflects a benefit of approximately 24% of income before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of the Company projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

Nine month period ended Sept. 28, 1997 compared with the nine month period ended Sept. 29, 1996

    Net sales were $75.1 million in 1997 and $77.7 million in 1996. The decrease of $2.6 million was due to lower sales of licorice products to the Company's chewing tobacco customers partially offset by increased sales to the Company's cigarette customers and lower sales of non-licorice flavors.

    Cost of sales was $39.3 million and $43.6 million in 1997 and 1996, respectively, a decrease of $4.3 million or 9.9% due to the decrease in sales volume, the change in the mix of products sold and lower raw material costs. As a percentage of net sales, cost of sales decreased to 52.3% in 1997 from 56.1% in 1996 primarily due to the change in the mix of products sold and lower raw material costs.

                           PNEUMO ABEX CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     SG&A expenses were $7.0 million and $6.5 million in 1997 and 1996, respectively. The increase in 1997 is due to a large bad debt recovery in 1996. Excluding this recovery, 1996 SG&A expenses in 1996 were $7.3 million. As a percentage of net sales, SG&A expenses were 9.3% in 1997 and 9.4% (excluding the bad debt recovery) in 1997.

    Interest expense, net was $7.5 million in 1997, and $9.1 million in 1996, a decrease of $1.6 million or 17.6%. The decrease was due to lower average debt outstanding in 1997 as compared to 1996.

    The provision for income taxes as a percentage of earnings before income taxes was 11.4% in 1997 and 39.0% in 1996. The tax provision for the nine months ended September 28, 1997 reflects a benefit of approximately 22% of income before taxes relating primarily to net deferred tax assets which have been recorded by way of a reduction in the valuation allowance. The net deferred tax assets recorded represent a portion of the Company's net operating loss carryforwards expected to be utilized. Based upon the historical results of the Company projected for a period which takes into consideration the current operating environment in the tobacco industry, the Company believes that it is more likely than not that it will be able to utilize these benefits.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's net cash flows from operating activities were $16.4 million and $17.9 million for the nine month periods ended September 28, 1997 and September 29, 1996, respectively. The decrease of $1.5 million in 1997 was primarily due to an increase in inventories. The Company's working capital requirements, especially for accounts receivables and inventory are affected by customer demand, by current and prospective supplies of raw materials and raw material prices. The Company believes that the current inventory of $48.4 million is adequate to meet customer requirements. Management expects that inventory levels may continue to fluctuate in the future as the Company takes advantage of opportunities to purchase quality raw materials at favorable prices while maintaining its policy of purchasing licorice root from all available sources to maintain relationships with its suppliers. Capital expenditures for the nine month periods ended September 28, 1997 and September 29, 1996 were $1.8 million and $1.5 million, respectively.

On October 17, 1997, the Company informed the trustee of the 11 7/8% Senior Subordinated Notes due 2002 that it will call the $85.0 principal amount of the Notes for redemption on November 15, 1997. On September 30, 1997, the Company signed a commitment letter whereby a group of banks will provide a new revolving credit facility of $120.0. The Company anticipates using cash and a portion of the proceeds from the Revolving Credit Facility to finance the principal amount of the Notes, together with a call premium of approximately $5.0. The Revolving Credit Facility which expires on November 15, 2002, will be unsecured, will have no mandatory prepayments and will have interest rates at less than one percent over LIBOR. The Revolving Credit Facility contains various restrictive covenants which limit, among other things, the Company's ability to incur debt and pay dividends. Management believes that the remaining availability under the Revolving Credit Facility will be sufficient to meet the Company's working capital, capital expenditure and debt service needs for the next twelve months. Currently the Company has a senior credit agreement (the "Senior Credit"), as amended, whereby the Company may borrow up to $12.5 under a revolving credit facility. At September 28, 1997, there were no borrowings under the facility and approximately $4.8 of this facility has been reserved to support lender guarantees for outstanding letters of credit. Upon signing

                           PNEUMO ABEX CORPORATION

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

of the Revolving Credit Facility in early November, the Senior Credit will be terminated. The Company's French subsidiary has agreements with two local banks whereby it may borrow up to fourteen million French francs (approximately $2.3) for working capital. At September 28, 1997, approximately $0.3 was outstanding.

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


                                   PNEUMO ABEX CORPORATION
                                         (Registrant)


Date: November 7, 1997             By: /s/Stephen G. Taub
                                       -------------------------------------
                                       Stephen G. Taub
                                       President and Chief Operating Officer

Date: November 7, 1997             By: /s/ Peter W. Grace
                                       -------------------------------------
                                       Peter W. Grace
                                       Chief Financial Officer